Form 10-Q
period 1996-03-31
HIGHLANDS INSURANCE GROUP INC
filed 1996-05-15
CIK 1002816

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ----------------------

                            FORM 10-Q


(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 X        OF THE SECURITIES EXCHANGE ACT OF 1934
- -----
          For the quarterly period ended March 31, 1996
                               or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
- -----
          For the transition period from       to
                                        ------    ------

                     Commission File Number
                             1-14028
                 -------------------------------

                 HIGHLANDS INSURANCE GROUP, INC.
- -----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

            Delaware                              75-2370945
- --------------------------------------  -------------------------
  (State or other jurisdiction of       (I.R.S. Employer
   incorporated or organization)        Identification No.)


   10370 Richmond., Houston, Texas             77042
- --------------------------------------  -------------------------
  (Address of principal executive              (Zip Code)
        offices)


Registrant's telephone number, including area code (713) 267-8567
                                                   -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such filing requirements for the past 90 days.

Yes  X  No
   ----    ----

The number of shares of the Registrant's Common Stock, par value
$.01 per share, outstanding at March 31, 1996 was 11,448,430.

                 HIGHLANDS INSURANCE GROUP, INC.

                        TABLE OF CONTENTS
                        -----------------

                 Part I - Financial Information


Item 1. Financial Statements:                          Page No.
                                                       --------

     Consolidated Balance Sheets
       December 31, 1995 and March 31, 1996
       (Unaudited)                                         3

     Consolidated Statements of Income
       (Unaudited) - Three Months Ended March 31,
        1996 and 1995                                      5

     Consolidated Statements of Changes in
       Stockholders' Equity - Year Ended December 31,
       1995 and Three Months Ended March 31, 1996
       (Unaudited)                                         6

     Consolidated Statements of Cash Flows
       (Unaudited) - Three Months Ended March 31,
       1996 and 1995                                       7

     Condensed Notes to Consolidated Financial
       Statements (Unaudited)                              9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     14

                   Part II - Other Information

Item 1. Legal Proceedings                                 20

Item 6. Exhibits and Reports on Form 8-K                  21

Signatures                                                22















Part I.  Financial Information
Item 1.  Financial Statements


                 HIGHLANDS INSURANCE GROUP, INC.

                   CONSOLIDATED BALANCE SHEETS

                         (In Thousands)

                                                March 31,   December 31,
                   ASSETS                          1996        1995
                  --------                     -----------  -----------
                                               (Unaudited)

INVESTMENTS:
  Fixed income securities
   Available for sale, at fair value
     (amortized cost of $253,648 at
     3/31/96 and $216,093 at 12/31/95)            $257,356    $227,509
   Held to maturity, at amortized cost
     (fair value of $375,081 at 3/31/96 and
     $396,729 at 12/31/95)                         362,601     374,364
  Equity securities, at fair value
   (cost of $30,900 at 3/31/96 and
   $31,966 at 12/31/95)                             31,510      33,697
                                                ----------  ----------

                 Total investments                 651,467     635,570

CASH AND CASH EQUIVALENTS                          101,662      85,176

PREMIUMS IN COURSE OF COLLECTION                    37,400      40,959

PREMIUMS DUE FROM POLICYHOLDERS UNDER
RETROSPECTIVE ARRANGEMENTS                         136,664     134,428

ACCRUED PREMIUMS                                    11,601      11,886

RECEIVABLE FROM REINSURERS                         592,514     602,380

FUNDS ON DEPOSIT WITH REINSURERS                    14,505      15,449

DEFERRED TAXES                                      32,574      29,534

RECEIVABLE FROM FORMER AFFILIATES                   27,750      41,255

ACCRUED INVESTMENT INCOME                            9,920      11,131

DEFERRED POLICY ACQUISITION COSTS                   11,343      11,744

PROPERTY AND EQUIPMENT (Net of
  accumulated depreciation of $7,268 at
  3/31/96 and $7,111 at 12/31/95)                    1,536       1,645

OTHER ASSETS                                        23,896      14,934
                                                ----------  ----------

                 Total assets                   $1,652,832  $1,636,091
                                                ==========  ==========


    See Condensed Notes to Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED BALANCE SHEETS, Continued

                             (In Thousands)
                                                March 31,   December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY         1996          1995
    -------------------------------------      -----------  -----------
                                                (Unaudited)

LOSS AND LOSS ADJUSTMENT EXPENSE                 $1,217,233   $1,253,627

UNEARNED PREMIUMS                                    49,323       52,571

CONVERTIBLE SUBORDINATED DEBENTURES                  54,876         -

FUNDS HELD                                           24,338       22,702

PAYABLE TO FORMER AFFILIATES                            484          676

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES             37,556       39,405
                                                 ----------   ----------
       Total liabilities                          1,383,810    1,368,981
                                                 ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
     shares authorized; 11,448,430 outstanding
     in 1996 ($1,000 par value; 10,000 shares
     authorized, 1,000 shares issued and
     outstanding in 1995)                               114        1,000
  Additional paid-in capital                        192,492      184,168
  Net unrealized gain on investments                  2,807        8,547
  Retained earnings                                  73,609       73,395
                                                 ----------   ----------
       Total stockholders' equity                   269,022      267,110
                                                 ----------   ----------
       Total liabilities and stockholders'
         equity                                  $1,652,832   $1,636,091
                                                 ==========   ==========


        See Condensed Notes to Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                              (In Thousands)
                                                Three Months
                                               Ended March 31,
                                             ------------------
                                               1996      1995
                                             --------  -------

REVENUES:
  Net premiums earned                        $ 46,836   43,519
  Net investment income                        12,670   12,089
  Net realized investment gains                   457      165
                                             --------   ------
                   Total revenues              59,963   55,773
                                             --------   ------

EXPENSES:
  Loss and loss adjustment
   expense incurred                            42,020   39,370
  Underwriting expenses                        15,398   14,663
  Other expenses (income), net                  2,281     (559)
                                             --------   ------
                   Total expenses              59,699   53,474
                                             --------   ------

INCOME BEFORE INCOME TAX                          264    2,299
FEDERAL AND FOREIGN INCOME TAX                     50      -
                                             --------   ------

  NET INCOME                                 $    214    2,299
                                             ========   ======

NET INCOME PER COMMON SHARE                  $    .02      .20
                                             ========   ======



        See Condensed Notes to Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (In Thousands)
                                                  March 31,  December 31,
                                                    1996        1995
                                                  ---------  ---------
                                                 (Unaudited)

COMMON STOCK

Balance, beginning of year                         $  1,000       1,000
 Change in par value of common stock                   (886)        -
                                                   --------    --------
 Balance, end of period                                 114       1,000
                                                   --------    --------

ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of year                         184,168     110,803
 Addition resulting from issuance of
   convertible subordinated debentures                7,438
 Change in par value of common stock                    886
 Contribution from former parent for
   net tax benefit                                               39,229
 Contribution from former parent for
   net deferred tax benefit                                      34,136
                                                   --------    --------

 Balance, end of period                             192,492     184,168
                                                   --------    --------

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS:
   Balance, beginning of year                         8,547     (10,132)
   Changes in net unrealized (loss) gain, net
      of the applicable federal income tax           (5,740)     18,679
                                                   --------    --------
   Balance, end of period                             2,807       8,547
                                                   --------    --------
RETAINED EARNINGS:
 Balance, beginning of year                          73,395     194,137
 Net income (loss)                                      214    (120,742)
                                                   --------    --------
 Balance, end of period                              73,609      73,395
                                                   --------    --------
TOTAL STOCKHOLDERS' EQUITY                         $269,022    $267,110
                                                   ========    ========



        See Condensed Notes to Consolidated Financial Statements

                     HIGHLANDS INSURANCE GROUP, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                             (In Thousands)
                                                    Three months ended
                                                        March 31,
                                                   -------------------
                                                     1996       1995
                                                   --------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $    214       2,299
                                                   --------      ------
Adjustment to reconcile net income to net
  cash used in operating activities
     Depreciation and amortization                       (4)        241
     Change in deferred policy acquisition
       costs                                            401         228
     Gain on sale of investments                       (350)        (51)
     Decrease in premiums in course of collection     3,559       2,605
     Decrease in receivables from reinsurers          9,866         356
     Decrease in loss and loss adjustment expense
       reserves                                     (36,394)    (23,835)
     Decrease in funds on deposit with reinsurer        944       1,782
     (Increase) decrease in premiums due from
       policyholders and affiliated companies
       under retrospective arrangements              (2,236)      2,421
     (Increase) decrease in unearned
       premiums                                      (3,248)      1,276
     Increase in funds held                           1,636       7,524
     Advances from (payments to) former
       affiliates, net                                9,431      (1,774)
     Change in other operating assets and
       liabilities                                   (1,183)      3,225
                                                   --------      ------
     Total adjustments                              (17,578)     (6,002)
                                                   --------      ------
     Net cash used in operating activities          (17,364)     (3,703)
                                                   --------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales
    Equity securities                                 3,028          26
  Investment collections
    Fixed income securities available for
      sale                                            7,475       3,687
    Fixed income securities held to maturity         14,167      10,625
  Investment purchases
    Fixed income securities available for
      sale                                          (44,950)    (21,105)
    Fixed income securities held to maturity         (1,894)       (411)
    Equity securities                                (2,014)     (1,000)
 Purchases of property and equipment                   (139)       (277)
 Sales of property and equipment                         -            5
 Proceeds from disposal of subsidiary, net               22          -
 Cash returned by (invested by) former
    affiliates, net                                   3,860         (35)
                                                   --------     -------
     Net cash used in investing activities          (20,445)     (8,485)
                                                   --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    subordinated debentures                          60,000         -
  Payment of debt issuance expense                   (5,705)        -
                                                   --------     -------
    Net cash provided by financing
      activities                                     54,295         -
                                                   --------     -------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                          16,486     (12,188)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     85,176      52,789
                                                   --------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $101,662      40,601
                                                   ========     =======




        See Condensed Notes to Consolidated Financial Statements.


                 HIGHLANDS INSURANCE GROUP, INC.

 CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1996






1.   BASIS OF PRESENTATION
     ---------------------

The accompanying condensed consolidated financial statements as of March 31, 1996 and for the three-month period ended March 31, 1996 and 1995 are unaudited and include the accounts of Highlands Insurance Group, Inc., (HIC) and its subsidiaries (the Company). The Company is an insurance holding Company that through Highlands Insurance Company (Highlands) and its other insurance subsidiaries (collectively, the Insurance Subsidiaries), is primarily engaged in the commercial property and casualty insurance business. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1995.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

HIC was wholly owned by Halliburton Company (Halliburton) until January 23, 1996 when Halliburton distributed all of the outstanding shares of common stock of HIC (the Distribution) to holders of record of common stock of Halliburton on January 4, 1996. Holders of record received one share of common stock of HIC for every ten shares of common stock of Halliburton held on that date. Approximately 11.4 million common shares of HIC were issued in conjunction with the Distribution.

2.   ACCOUNTING STANDARDS
     --------------------

In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation to Employees" (SFAS 123). SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 123 recommends but does not require entities to adopt the fair value based method of accounting for all employee stock compensation plans, under which compensation cost is measured based on the fair value of the award at the grant date and recognized over the vesting period. Entities may continue to account for these plans using the intrinsic value based method of accounting, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Entities not adopting the fair value based method must present proforma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to use the intrinsic value based method of accounting.

The Company's stock options are generally awarded at a value that the Compensation Committee determines, in its good faith judgment. However, in the case of incentive options they are generally granted at the fair market value at the time of the grant. The options are typically exercisable over or a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that may be granted under all option plans is 750,000; at March 31, 1996, 507,000 shares, principally, non-qualified options, were granted but not exercisable.

3.   INCOME PER SHARE
     ----------------

The income per share amounts for the three months ended March 31, 1996 are based upon the weighted average number of common shares outstanding during the period. The effect of convertible subordinated debentures, common stock warrants and stock options are considered to be antidilutive, therefore, the effects are not reflected in either primary or fully diluted income per share amounts. The income per share amounts for the three months ended March 31, 1995 are based upon the 11,448,430 shares of common stock that was distributed and outstanding immediately following the Distribution.

4.   DEBT
     ----

On January 23, 1996, HIC issued $62.85 million in principal amount of HIC's 10% convertible subordinated debentures due December 31, 2005, together with Series A and A-2 (collectively the "Series A Warrants") and B and B-2 (collectively the "Series B Warrants") common stock purchase warrants, to Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and to certain members of the Company's management team.

The convertible subordinated debentures issued are convertible into common stock of HIC after one year from issuance at the option of the holders. Upon conversion, the holders would receive approximately 3.9 million shares of HIC, or approximately 25% ownership interest in HIC, if all of the debentures are converted into common stock of HIC at a conversion price of $16.16 per share.
Interest on the debentures is payable semi-annually in cash at 10% per annum. HIC can redeem the debentures at any time after December 3, 2002.

The detachable Series A Warrants enable the holders to purchase HIC common stock at an exercise price of $14.69 per share, equal to an additional ownership interest of approximately 21% after giving effect to the assumed conversion of the debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately 4.0 million shares of HIC. The exercise price and the number of shares of HIC common stock into which the Series A Warrants are exercisable will be subject to adjustment in certain circumstances. These warrants expire on December 31, 2005.

The detachable Series B Warrants enable the holders to purchase HIC common stock at an exercise price of $14.69 per share, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by the holders in the event that the average closing market price of HIC common stock exceeds 1.61 times the exercise price for any 30 consecutive trading days prior to December 31, 2000 but after December 31, 1998. If all of the Series B Warrants were exercised, the holders would receive approximately 1.0 million additional shares of HIC common stock. The exercise price and the number of shares of HIC common stock into which the Series B
Warrants are exercisable will be subject to adjustment in certain circumstances. The detachable Series B Warrants expire on December 31, 2005.

If the debentures are converted into common stock of HIC and the Series A and B Warrants are utilized by the holders to purchase common stock of HIC, the holders will own approximately 44% of HIC.

5.  RESTRUCTURING CHARGE
    --------------------

The Company recorded a $1.3 million restructuring charge for severance and lease costs in the first quarter of 1996. The restructuring charge included the elimination of approximately 100 positions and the consolidation of office space. Accordingly, such charge also included costs related to vacating the excess leased office space.

6.  CONTINGENT LIABILITIES:
    -----------------------

 Loss and Loss Adjustment Expense Reserves
 -----------------------------------------

The Company establishes loss reserves which are estimates of future payments of reported and unreported claims for losses and the related expenses with respect to insured events that have occurred. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business. The process requires reliance upon estimates based on available data that reflect past experience, current trends and other information and the exercise of informed judgment. As information develops that varies from experience, provides additional data or, in some cases, augments data that previously was not considered sufficient for use in determining reserves, changes in the Company's estimate of ultimate liabilities may be required. The effect of these changes, net of reinsurance, is charged or credited to income for the periods in which they are determined.

Reserving for asbestos, environmental-related and certain other long-term exposure claims is subject to significant additional uncertainties that are not generally present for other types of claims. Developed case law and adequate claim history do not exist for such claims. Highlands and the insurance industry dispute coverage for certain environmental, pollution and asbestos liabilities of their policyholders. These claims differ from almost all others in that it is not often clear that an insurable event has occurred and which, if any, multiple policy years and insurers will be liable. These uncertainties prevent identification of applicable policy and policy limits until after a claim is reported and substantial time is spent (many years in some cases) resolving contract issues and determining facts necessary to evaluate the claim. If the courts continue in the future to expand the intent of the policies and the scope of the coverage as they have in the past, additional liabilities could emerge for amounts in excess of the current reserves held.

The Company uses methods and assumptions that are consistent with prevailing actuarial practice and are modified periodically based on changes in circumstances. However, estimation of loss reserves for asbestos, environmental related and other long-term exposure claims is one of the most difficult aspects of establishing reserves, especially given the above uncertainties. Reference is made to the Company's Form 10-K for the year ended December 31, 1995 for a discussion of the Company's asbestos-related and environmental pollution claims. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, the Company believes that no meaningful range of loss and loss adjustment expense reserves beyond recorded reserves can be established.

In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. However, future changes in estimates of the Company's liability for insured events may adversely affect results in future periods although such effects cannot be reasonably estimated.

Other
- -----

The information set forth in Item 1 of Part II of this report is incorporated herein by reference.

The Company is a party to various claims and legal actions arising in the ordinary course of its insurance business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
- ---------------------

  The results of the Company's consolidated operations for periods ended March 31, 1996 and 1995 are set forth below:

                                         Period Ended March 31,
                                         ---------------------
                                           1996          1995
                                         -------       -------
                                         (Dollars in millions)

Consolidated Results:

Direct premiums written                $  49.9          58.0
Net premiums written                      41.9          47.3
                                       =======       =======

Premiums earned:
  Excluding Discontinued Lines         $  43.8          39.5
  Discontinued Lines                       3.0           4.0
                                       -------       -------
                                          46.8          43.5
                                       =======       =======

Underwriting loss:
  Excluding Discontinued Lines            (9.1)         (8.1)
  Discontinued Lines                      (1.5)         (2.4)
                                       -------       -------
                                         (10.6)        (10.5)
Net investment income                     12.7          12.1
Net realized investment gains               .5            .1
Other (expense) income (including
  taxes)                                  (2.4)           .6
                                       -------       -------

Net income                             $    .2           2.3
                                       =======       =======
Ratios:
  Loss                                    89.7%         90.4%
  Expense                                 32.8          33.7
                                       -------       -------
  Combined                               122.5%        124.1%
                                       =======       =======

The Company's consolidated results have been influenced by the underwriting results of the Discontinued Lines (see Underwriting Result of Discontinued Lines). In order to indicate the significance of those influences, underwriting results exclusive of the discontinued lines and with respect to the discontinued lines are presented and discussed separately below.

Net investment income for the period ended March 31, 1996 and 1995 amounted to $12.7 million and $12.1 million, respectively. Net investment income for 1996 increased $.6 million from 1995 as a result of additional investable funds from the issuance of the convertible subordinated debentures. Net realized investment gains have not been a significant portion of revenue for the Company.

Other expenses for the period ended March 31, 1996 compared to 1995 increased by $3.0 million. The increase is the result of the net interest expense and amortization of the debt discount related to the convertible subordinated debentures and additional expenses associated with being a separate public company.


Underwriting Results Excluding Discontinued Lines
- -------------------------------------------------
                                             Period Ended March 31,
                                              ---------------------
                                                 1996       1995
                                                ------     ------
                                              (Dollars in millions)

   Net premiums earned                         $ 43.8       39.5
   Loss and loss adjustment expense incurred    (38.9)     (33.8)
   Underwriting expense                         (14.0)     (13.8)
                                               ------      -----

   Underwriting results                        $ (9.1)      (8.1)
                                               ------      -----
   Ratios:
     Loss                                        88.7%      85.6%
     Expense                                     32.2       34.8
                                               ------      -----
     Combined                                   120.9%     120.4%
                                               ======      =====

The underwriting results excluding Discontinued Lines primarily consist of relatively large third party and smaller complex commercial accounts (Special Accounts), medium to small third party commercial accounts (Commercial Insurance) and Halliburton and its affiliates (Insurance Services).

Period to Period Comparisons of Underwriting Results Excluding
Discontinued Lines

Net Premiums Earned. Net premiums earned for the periods ended March 31, 1996 and 1995 amounted to $43.8 million and $39.5 million, respectively. The increase of $4.3 million or 11% in 1996 was primarily the result of two items. Net premiums earned increased as a result of an increase in incurred losses on retrospectively rated policies. However, net premium earned in 1996 was negatively impacted by $3.1 million of improperly classified accrued premiums on retrospectively rated policies.

Net premiums earned for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts net premiums earned and premiums due from policyholders under retrospectively rated policies for changes in the estimated ultimate loss and loss adjustment expense from the date of the prior valuation. These adjustments may cause net premiums earned to fluctuate significantly from period to period. Experience rated contracts reduce but do not eliminate risk to the insurer.

The 1996 net premiums earned continued to be impacted by decisions regarding the Company's bonding and Texas personal lines products. For the period ended March 31, 1996, $1.5 million of the Company's net premiums earned were produced by Southern California Bonding Service, Incorporated. On March 15, 1996, the Company sold all of the common stock of Southern California Bonding Service, Incorporated and ceded reinsurance of 100% of its inforce policies, subject to a profit sharing arrangement. As a result of the sale, premiums from this probate bonding business engaged in by Southern California Bonding Service, Incorporated will be significantly reduced for the remainder of 1996. The sale was not material for financial reporting purposes. In addition, the Company ceased writing Texas personal lines products which accounted for net premiums earned of approximately $.7 million for the period ended March 31, 1995. Because of underwriting and agency management initiatives begun in March 1996, Commercial Insurance premiums are expected to decline during the remainder of 1996.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the periods ended March 31, 1996 and 1995 amounted to $38.9 million and $33.8 million, respectively. The increase in 1996 of $5.1 million or 15% greater than 1995 was the result of adverse development on prior year reserves and higher 1996 accident year loss ratios.

Underwriting Expense. Underwriting expense for the periods ended March 31, 1996 and 1995 amounted to $14.0 million and $13.8 million, respectively. During the first quarter of 1996, the Company implemented a plan under which it recorded a restructuring charge as part of its strategic and financial assessment of the Company's business. As a result, the Company recorded a $1.3 million severance and lease charge to first quarter 1996 earnings. The actions included the elimination of approximately 100 positions and the consolidation of office space. Accordingly, such charge also included costs related to vacating the excess leased office space.


Underwriting Results of Discontinued Lines
- ------------------------------------------
                                   Period Ended March 31,
                                   ---------------------
                                       1996       1995
                                     -------     ------
                                    (Dollars in millions)

Net premiums earned                   $  3.0       4.0
Loss and loss adjustment expense
  incurred                              (3.1)     (5.5)
Underwriting expense                    (1.4)      (.9)
                                      ------     -----

 Underwriting results                 $ (1.5)     (2.4)
                                      ======     =====

For reporting purposes, the Company has three lines of business which are considered Discontinued Lines, specifically business originated by the Company's London operations, an umbrella/excess liability policy program and assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines. Although the Company has discontinued other lines of business, primarily personal and probate bonding business, the Company has included the financial results of those lines in underwriting results excluding Discontinued Lines for consistency purposes.(Please refer to the Company's 1995 Form 10-K for a more complete description of the Discontinued Lines.)

Period to Period Comparisons of Underwriting Results of
Discontinued Lines

Net Premiums Earned. Net premiums earned were $3.0 million and $4.0 million for the periods ended March 31, 1996 and 1995, respectively. The decline is due to reduced writings of assumed reinsurance and the declining premiums from Highlands (UK), which ceased writing new business in 1993.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense for the period ended March 31, 1996 compared to 1995 decreased by $2.4 million. The decline in loss and loss adjustment expense for the first quarter 1996 reflects the decline in premium volume offset by minor development on prior year loss reserve.

Liquidity and Capital Resources

The Company is a holding company, the principal asset of which is all of the capital stock of Highlands. The Company's property and casualty insurance business is conducted by Highlands and the other Insurance Subsidiaries. The liquidity and capital resource considerations for the Company and its Insurance Subsidiaries are different.

  Holding Company

Immediately following the Distribution, the Company issued $62.85 million in principal amount of Debentures for $60.0 million in cash and $2.85 million of notes. Of such proceeds, the Company invested $10.0 million in the U.S. Insurance subsidiaries as a contribution to surplus, paid approximately $5.6 million in transactions fees and for reimbursement of out-of-pocket expenses incurred in connection with the issuance of the Debentures and retained the remaining approximately $44.4 million for general corporate purposes.

Prior to the Distribution, the Company was included in the Halliburton consolidated U.S. federal tax return. An intercompany tax-sharing arrangement between the Company and Halliburton resulted in the Company receiving from or paying to Halliburton a cash payment for U.S. federal income taxes based on financial reporting (book) income rates that were determined by Halliburton. The Company was not charged more U.S. federal income tax than it would have paid on a separate return basis. Pursuant to SFAS 109, the Company provided for income taxes on its statements of operations as if it had filed separate tax returns in each taxing jurisdiction (separate return method). Differences between income tax provisions calculated using the separate return method and amounts calculated under the intercompany tax-sharing arrangements were reflected as additions or reductions to stockholders' equity, as appropriate. The Company will receive approximately $35 million in cash from Halliburton related to the tax benefit of the significant tax losses incurred in 1995 which are utilizable by Halliburton. Under the agreement, $8 million of the tax benefit was paid in February 1996 and the remainder will be paid in September 1996.

The tax-sharing agreement resulted in Halliburton acquiring the domestic deferred tax assets and liabilities from its U.S. subsidiaries. In contemplation of Halliburton's distribution of the Company's shares, Halliburton contributed to the Company the net deferred tax assets attributable to the Company which the Company recorded as a contribution to capital. Based on the tax-free nature of the spin-off, the deferred tax asset attributes are available to the Company.

The Company's other principal sources of funds are dividend and tax sharing payments from Highlands, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by Highlands is subject to restrictions and limitations imposed by the insurance laws of the State of Texas. The maximum dividend payable by Highlands for 1996 without approval is approximately $18.0 million. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

As a holding company, the Company's principal requirements for funds are to pay operating expenses, to pay franchise and other taxes, to pay debt service and to pay dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. Initially, the annual cash interest requirements relating to the Debentures will be approximately $6.3 million. The Company does not currently intend to pay dividends on the Company Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations.

  Insurance Subsidiaries

  Insurance Operations. The principal sources of funds for the Insurance Subsidiaries are premiums and amounts earned from the investment of such premiums. The principal uses of funds by these subsidiaries are the payment of losses and related expenses, underwriting expenses, other operating expenses and dividends and tax sharing payments to the Company.

In the insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its operations, including from its investment portfolio, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements of insurance companies are influenced significantly by product mix. Future catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements for the Insurance Subsidiaries. The liquidity requirements of the Insurance Subsidiaries are met by that portion of the investment portfolio that is held in cash and highly liquid securities.

Various regulatory and legal actions are currently pending involving the Insurance Subsidiaries and specific aspects of the conduct of their business. See Part II: "Other Information". While the aggregate dollar amounts involved in such regulatory and legal matters cannot be determined with certainty, the amounts at issue could have a significant effect on the Company's consolidated results of operations. In the opinion of management, however, the ultimate liability in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on liquidity or capital resources.

Reinsurance Receivables. The Company monitors the financial condition of the reinsurance companies with which it places significant reinsurance coverage and strives to place current reinsurance coverages with financially sound reinsurance companies. In the past, the Company has placed reinsurance coverage with several hundred reinsurance companies. It monitors the financial condition of many of such companies only on a periodic basis. A number of such companies are in run-off or have ceased writing reinsurance and some have become insolvent. The Company's ability to monitor the financial condition of some reinsurance companies is limited because of the difficulty of acquiring accurate information.

Part II Other Information
        -----------------

Item 1. Legal Proceedings
        -----------------

On May 15, 1991, Weatherford Roofing Company and other plaintiffs commenced an action against Employers National Insurance Company in the 116th Texas State District Court in Dallas County, Texas, alleging that they had been overcharged for workers' compensation insurance. On April 23, 1992, the plaintiffs amended their petition purporting to allege a class action on behalf of all employers who purchased workers' compensation insurance covering Texas employees between 1987 and 1992 and who had been overcharged premiums for that insurance. On April 18, 1994, Highlands and Highlands Underwriters Insurance Company were added to the action as named defendants. The lawsuit, styled Weatherford Roofing Company, et. al. v. Employers National Insurance Company, (Case No. 91-05637), alleges, among other things, that the defendants conspired to charge rates of premium for retrospectively rated insurance policies that were in excess of the rates then permitted under applicable Texas law and regulations. The Company intends to defend this litigation vigorously and, based on the advice of its counsel, believes it has meritorious defenses, but there can be no assurances regarding the ultimate resolution of the litigation. Even though the Company believes it has meritorious defenses, it has been engaged in extensive discussions involving the settlement of this matter and increased legal reserves in the third quarter of 1995 due to this matter. In view of the status of the litigation and global settlement discussions which occurred in the fourth quarter of 1995, the Company determined that an additional increase of its legal reserves in the fourth quarter of 1995 due to this matter was appropriate to reflect the Company's estimate of the amount of the probable loss. In the opinion of the Company, its ultimate liability, if any, for Weatherford Roofing in excess of amounts currently reserved is not expected to have a material adverse effect on the financial position of the Company. In light of the inherent uncertainty in any litigation, however, it is possible that a resolution of the matter could have a material adverse effect on results of operations of the Company in the period in which the matter is resolved.

In November 1988, the State of California adopted by ballot initiative Proposition 103, a comprehensive system of regulation applicable to all property and casualty insurance written in California. Proposition 103 does not apply to workers' compensation insurance or reinsurance. Proposition 103 provided, among other things, that rates for automobile and certain other insurance policies issued or renewed on or after November 8, 1988 be rolled back to levels of November 8, 1987 and then reduced by an additional 20%. The State of California has notified the Company that it believes the Company has a premium rollback obligation to policyholders under Proposition 103 in the amount of $2.7 million, plus interest. On April 18, 1995, the Department of Insurance of the State of California issued a Notice of Hearing Re Proposition 103 Rollback Exemption Application In the Matter of the Rate Rollback Liability of Highlands and Highlands Underwriters Insurance Company. Subsequent to the issuance of the Notice of Hearing, there was a Prehearing Conference Order and several motions regarding the extent and nature of discovery. On June 30, 1995, Highlands and Highlands Underwriters Insurance Company mailed a settlement offer to the Insurance Commissioner of the State of California, which was rejected by the Insurance Commissioner on July 18, 1995. On August 22, 1995 the Insurance Commissioner issued a Notice of Intent to Set Hearing Re: Rollback Liability for virtually all open cases with insurance companies that had not settled with the California Department of Insurance with respect to their respective Proposition 103 rollback liabilities. At that time, the Company determined that it was probable that there would be an unfavorable outcome with respect to this matter in excess of established reserves and legal reserves were increased. In December of 1995, a decision was entered in the matter of Amwest Surety Insurance Company v. Pete Wilson, et. al. In that case, the Supreme Court of the State of California determined that surety would be subject to Proposition 103. In light of that court decision, the Company determined that an additional increase of its legal reserves in the fourth quarter of 1995 due to this matter was appropriate in order to reflect the Company's estimate of the amount of the probable loss. This matter is currently scheduled for hearing during May, 1996. The Company continues to believe that it has meritorious defenses to a rollback liability pursuant to its corrected constitutional percentage and constitutional variance calculations.

Item 6:   Exhibits and Reports on Form 8-K.

     a)   Exhibits

          (12) Computation of Earnings Per Share

          (27) Financial Data Schedule

     b)   The Registrant filed a Form 8-K Current Report, dated
          January 23, 1996, pertaining to the Registrant's press release of the Registrant's spin-off from Halliburton
          Company.

          The Registrant filed a Form 8-K Current Report, dated
          March 8, 1996 pertaining to the Registrant's press release of fourth quarter 1995 and year ended December
          31, 1995 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


Date: May 15, 1996  By   /s/  Richard M. Haverland
                    --------------------
                    Richard M. Haverland
                    Chairman, President and Chief Executive Officer
                    (Authorized Signatory)

Date: May 15, 1996   By   /s/ Charles J. Bachand
                     ------------------
                     Charles J. Bachand
                     Vice President, Treasurer and Principal
                     Accounting Officer
                     (Authorized Signatory)






        HIGHLANDS INSURANCE GROUP, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS PER SHARE

           (In millions, except for per share amounts)
                                           Three Months Ended
                                                March 31,
                                          ---------------------
                                             1996       1995
                                          ---------   ---------

EARNINGS:
Primary:
Net income, as reported                    $   214      2,299
                                           =======    =======
Fully diluted:
Net income, as reported                        214      2,299
After tax interest expense applicable to
  Convertible Subordinated Debentures           -          -
                                           -------    -------

  Net income, as adjusted                  $   214      2,299
                                           =======    =======
SHARES:
Primary:
Number of common shares outstanding, per
  consolidated financial statements         11,448     11,448
Additional dilutive effect of
  outstanding stock options (based on
  treasury stock method using average
  market price)                                 -          -
                                           -------    -------

    Weighted average, as adjusted           11,448     11,448
                                           =======    =======

Fully diluted:
Weighted average number of common shares
  outstanding, per consolidated financial
  statements                                11,448     11,448
Additional dilutive effect of:
  Stock warrants                               -          -
  Outstanding stock options (based on
    treasury stock method using market
    price at end of period)                    -          -
                                           -------    -------
  Weighted average, as adjusted             11,448     11,448
                                           =======    =======

EARNINGS PER COMMON SHARE:
  Primary                                  $   .02        .20
  Fully diluted                                .02        .20

Common stock warrants and stock options are considered to be antidilutive for the period ended March 31, 1996. Earnings per share for 1995 has been computed based upon 11,448,430 shares of Company common stock distributed on January 23, 1996.