Form 10-Q
period 1996-06-30
HIGHLANDS INSURANCE GROUP INC
filed 1996-08-15
CIK 1002816

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ----------------------

                            FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 X        OF THE SECURITIES EXCHANGE ACT OF 1934
- -----
          For the quarterly period ended June 30, 1996
                               or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
- -----
          For the transition period from       to
                                        ------    ------

                     Commission File Number
                             1-14028
                 -------------------------------

                 HIGHLANDS INSURANCE GROUP, INC.
  ------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

            Delaware                              75-2370945
- --------------------------------------  --------------------
  (State or other jurisdiction of       (I.R.S. Employer
incorporated or organization)       Identification No.)


   10370 Richmond., Houston, Texas             77042
- --------------------------------------  --------------------
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

The number of shares of the Registrant's Common Stock, par value
$.01 per share, outstanding at June 30, 1996 was 11,448,430.


                 HIGHLANDS INSURANCE GROUP, INC.

                        TABLE OF CONTENTS
                        -----------------

                 Part I - Financial Information


Item 1.   Financial Statements:                        Page No.
                                                       --------

     Consolidated Balance Sheets
       June 30, 1996 (Unaudited) and
       December 31, 1995                                   3

     Consolidated Statements of Income
       (Unaudited) - Three and Six Months Ended
       June 30, 1996 and 1995                              5

     Consolidated Statements of Changes in
       Stockholders' Equity - Six Months Ended
       June 30, 1996 (Unaudited) and Year Ended
       December 31,1995                                    6

     Consolidated Statements of Cash Flows
       (Unaudited) - Six Months Ended
       June 30, 1996 and 1995                              7

     Condensed Notes to Unaudited Consolidated
       Financial Statements                                9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     14


                   Part II - Other Information

Item 1.  Legal Proceedings                                21

Item 6.  Exhibits and Reports on Form 8-K                 23

Signatures                                                24


[/TABLE]
                 HIGHLANDS INSURANCE GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS

                         (In Thousands)

[CAPTION]
                                                June 30,    December 31,
                   ASSETS                          1996        1995
                  --------                     -----------  -----------
                                                     (Unaudited)
[S]                                               [C]          [C]

INVESTMENTS:
  Fixed income securities:
   Available for sale, at fair value
     (amortized cost of $256,037 at
     6/30/96 and $216,093 at 12/31/95)              $255,791     227,509
  Held to maturity, at amortized cost
   (fair value of $364,106 at 6/30/96 and
   $396,729 at 12/31/95)                             355,714     374,364
 Equity securities, at fair value
   (cost of $30,885 at 6/30/96 and
   $31,966 at 12/31/95)                               31,450      33,697
                                                   ---------   ---------

                 Total investments                   642,955     635,570

CASH AND CASH EQUIVALENTS                             93,660      85,176

PREMIUMS IN COURSE OF COLLECTION                      28,062      40,959

PREMIUMS DUE FROM POLICYHOLDERS UNDER
RETROSPIVE ARRANGEMENTS                              141,116     134,428

RECEIVABLE FROM REINSURERS                           581,700     602,380

DEFERRED TAXES                                        34,729      29,534

RECEIVABLE FROM FORMER AFFILIATES                     27,719      41,255

OTHER ASSETS                                          60,590      66,789
                                                  ----------   ---------

                 Total assets                     $1,610,531   1,636,091
                                                  ==========   =========
[/TABLE]


    See Condensed Notes to Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED BALANCE SHEETS, Continued

                             (In Thousands)


                                                June 30,    December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        1996          1995
    -------------------------------------      -----------  -----------
                                                     (Unaudited)

LOSS AND LOSS ADJUSTMENT EXPENSE                 $1,189,565    1,253,627

UNEARNED PREMIUMS                                    40,669       52,571

CONVERTIBLE SUBORDINATED DEBENTURES                  55,068        -

FUNDS HELD                                           30,634       22,702

PAYABLE TO FORMER AFFILIATES                            449          676

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES             31,230       39,405
                                                  ---------    ---------
       Total liabilities                          1,347,615    1,368,981
                                                  ---------    ---------

COMMITMENTS AND CONTINGENT LIABILITIES


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; 50,000,000
shares authorized; 11,448,430 outstanding in
1996 ($1,000 par value; 10,000 shares
authorized, 1,000 shares issued and
outstanding in 1995)                                     114        1,000
  Additional paid-in capital                         192,492      184,168
  Net unrealized gain on investments                     207        8,547
  Retained earnings                                   70,103       73,395
                                                   ---------    ---------
       Total stockholders' equity                    262,916      267,110
                                                   ---------    ---------
       Total liabilities and stockholders'
        equity                                    $1,610,531    1,636,091
                                                   =========    =========


        See Condensed Notes to Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

               (In Thousands, except for per share amounts)
                                  Three Months           Six Months
                                 Ended June 30,        Ended June 30,
                                -----------------    -----------------
                                   1996      1995       1996      1995
                                 --------  --------    -------  -------

REVENUES:
  Net premiums earned            $40,018   69,535       86,854   113,054
  Net investment income           12,705   11,732       25,375    23,821
  Net realized investment gains      209      270          666       435
                                 -------  -------      -------   -------

            Total revenues        52,932   81,537      112,895   137,310
                                --------  -------      -------   -------

EXPENSES:
  Loss and loss adjustment
   expense incurred               40,223    65,194      82,243   104,564
  Underwriting expenses           14,336    13,995      29,734    28,658
  Other expenses (income), net     2,599      (531)      4,880    (1,090)
                                --------  --------    --------  --------
            Total expenses        57,158    78,658     116,857   132,132
                                --------  --------    --------  --------

INCOME (LOSS) BEFORE INCOME TAX   (4,226)    2,879      (3,962)    5,178
FEDERAL AND FOREIGN INCOME TAX
(BENEFIT)                           (720)      -          (670)       -
                                --------  --------    --------   -------

 NET INCOME (LOSS)               $(3,506)    2,879      (3,292)    5,178
                                ========  ========    ========  ========


NET INCOME (LOSS) PER COMMON      $ (.31)      .25        (.29)      .45
SHARE                           ========  ========    ========  ========


       See Condensed Notes to Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             (In Thousands)
                                                   June 30,  December 31,
                                                    1996       1995
                                                  ---------  ---------
                                                     (Unaudited)

COMMON STOCK:

Balance, beginning of year                        $ 1,000         1,000
 Change in par value of common stock                 (886)           -
                                                  --------     --------
Balance, end of period                                114         1,000
                                                  --------     --------

ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of year                       184,168       110,803
 Addition resulting from issuance of
 convertible subordinated debentures
   with attached common stock warrants              7,438            -
 Change in par value of common stock                  886            -
 Contribution from former parent for:
   net current tax benefit                              -        39,229
   net deferred tax benefit                             -        34,136
                                                  --------     --------

 Balance, end of period                           192,492       184,168
                                                 --------      --------

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS:
  Balance, beginning of year                       8,547         (10,132)
    Changes in net unrealized (loss) gain,
      net of the applicable federal income
      tax                                         (8,340)         18,679
                                                --------        --------
 Balance, end of period                              207           8,547
                                                 --------       --------
RETAINED EARNINGS:
 Balance, beginning of year                       73,395         194,137
 Net loss                                         (3,292)       (120,742)
                                                --------        --------
 Balance, end of period                           70,103          73,395
                                                --------        --------
TOTAL STOCKHOLDERS' EQUITY                      $262,916         267,110
                                                ========        ========


        See Condensed Notes to Consolidated Financial Statements

                       HIGHLANDS INSURANCE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)
                                                    Six months
                                                  ended June 30,
                                               --------------------
                                                  1996      1995
                                                --------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $(3,292)     5,178
                                               -------     -------
Adjustment to reconcile net income (loss)to
  net cash used in operating activities:
     Depreciation and amortization                 (59)       259
     Change in deferred policy
       acquisition costs                         2,431        187
     Gain on sale of investments                  (607)      (259)
        Decrease in premiums in course of
          collection                            12,897     14,995
     Decrease in receivables from reinsurers    20,680     13,550
     Decrease in loss and loss adjustment
       expense reserves                        (64,062)   (39,750)
     Decrease in funds on deposit with
       reinsurer                                 4,280      2,730
     Increase in premiums due from
       policyholders under retrospective
       arrangements                             (6,688)   (24,341)
    Decrease in unearned premiums              (11,902)      (509)
    Increase in funds held                       7,932      6,968
   Advances from former affiliates, net          9,427      9,272
    Change in other operating assets
      and liabilities                            1,775     10,326
                                              --------   --------
     Total adjustments                         (23,896)    (6,572)
                                              --------   --------
      Net cash used in operating activities    (27,188)    (1,394)
                                              --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales
   Equity securities                             3,539        999
 Investment collections
   Fixed income securities available
     for sale                                   15,100      4,216
   Fixed income securities held to
     maturity                                   21,245     18,429
 Investment purchases
   Fixed income securities available
     for sale                                  (54,896)   (26,601)
   Fixed income securities held to
     maturity                                   (1,894)    (1,879)
   Equity securities                            (2,282)    (1,300)
 Purchases of property and equipment              (818)      (368)
 Sales of property and equipment                   121         41
 Proceeds from disposal of subsidiary, net          22         -
 Cash returned by (invested with)
   former affiliates, net                        3,860       (212)
                                              --------    --------
     Net cash used in investing activities     (16,003)    (6,675)
                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    subordinated debentures                      60,000        -
  Payment of debt issuance expense               (5,705)       -
  Payment of interest expense on debt            (2,620)       -
                                               --------    --------
     Net cash provided by financing
       activities                                51,675        -
                                               --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                       8,484    (8,069)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                           85,176    52,789
                                               --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $93,660    44,720
                                               ========   ========






          See Condensed Notes to Consolidated Financial Statements.


                     HIGHLANDS INSURANCE GROUP, INC.

   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996


1.   BASIS OF PRESENTATION
     ---------------------

The accompanying condensed consolidated financial statements as of June 30, 1996 and for both the three and six months periods ended June 30, 1996 and 1995 are unaudited and include the accounts of Highlands Insurance Group, Inc., (HIC) and its subsidiaries (the Company). The Company is an insurance holding Company that through Highlands Insurance Company (Highlands) and its other insurance subsidiaries (collectively, the Insurance Subsidiaries), is primarily engaged in the commercial property and casualty insurance business. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1995.

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

2.   ACCOUNTING STANDARDS
     --------------------

In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation to Employees" (SFAS 123). SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 123 recommends but does not require entities to adopt the fair value based method of accounting for all employee stock compensation plans, under which compensation cost is measured based on the fair value of the award at the grant date and recognized over the vesting period. Entities may continue to account for these plans using the intrinsic value based method of accounting, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Entities not adopting the fair value based method must present proforma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to use the intrinsic value based method of accounting. The Company's stock options are generally awarded at a value that the Compensation Committee determines, in its good faith judgment, to be not less than 100% of the fair value of Company common stock on the date the option is granted.

However, in the case of incentive stock options, they are generally granted at the fair market value at the time of the grant. The options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that may be granted under all option plans is 750,000; at June 30, 1996, 488,000 shares, principally non-qualified options, were granted but not exercisable.

3.   INCOME PER SHARE
     ----------------

The income per share amounts for both the three and six months ended June 30, 1996 are based upon the weighted average number of common shares outstanding during the period. The effects of convertible subordinated debentures, common stock warrants and stock options are considered to be antidilutive, therefore, the effects are not reflected in either primary or fully diluted income (loss) per share amounts. The income per share amounts for both the three and six months ended June 30, 1995 are based upon the 11,448,430 shares of common stock that was distributed and outstanding immediately following the Distribution.

4.   DEBT
     ----

On January 23, 1996, HIC issued $62.85 million in principal amount of HIC's 10% convertible subordinated debentures due December 31, 2005, together with Series A and A-2 (collectively the "Series A Warrants") and B and B-2 (collectively the "Series B Warrants") common stock purchase warrants, to Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and certain members of the Company's management team.

The convertible subordinated debentures issued are convertible into common stock of HIC after one year from issuance at the option of the holders. Upon conversion, the holders would receive approximately 3.9 million shares of common stock of HIC, or approximately 25% ownership interest in HIC, if all of the debentures are converted into common stock of HIC at a conversion price of $16.16 per share. Interest on the debentures is payable semi-annually in cash at 10% per annum. HIC can redeem the debentures at any time after December 3, 2002.

The detachable Series A Warrants enable the holders to purchase HIC common stock at an exercise price of $14.69 per share, equal to an additional ownership interest of approximately 21% after giving effect to the assumed conversion of the debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately
4.0 million shares of common stock of HIC. The exercise price and the number of shares of HIC common stock into which the Series A Warrants are exercisable will be subject to adjustment in certain circumstances. These warrants expire on December 31, 2005.

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

  The results of the Company's consolidated operations for three months and six months ended June 30, 1996 and 1995 are set forth below:

                              Three months Ended    Six months Ended
                                   June 30,               June 30,
                             ---------------------   ------------------
                                  1996      1995      1996       1995
                                 -------   -------   -------    -------
                                         (Dollars in millions)

Consolidated Results

Direct premiums written         $   27.5     47.7      77.4      105.6
Net premiums written                27.2     40.9      69.1       88.2
                                ======== ========  ========    =======

Net premiums earned:
  Excluding Discontinued Lines  $   37.1     66.5      81.0      106.0
  Discontinued Lines                 2.9      3.1       5.9        7.1
                                -------- --------   --------  --------

                                $   40.0     69.6      86.9      113.1
                                ======== ========  ========   ========

Underwriting loss:
  Excluding Discontinued Lines     (13.9)    (6.1)    (23.1)     (14.2)
  Discontinued Lines                 (.6)    (3.5)     (2.0)      (6.0)
                                -------- --------  --------   --------


Net investment income              (14.5)    (9.6)    (25.1)     (20.2)
                                    12.7     11.7      25.4       23.8
Net realized investment gains         .2       .3        .6         .5
Other (expense) income
(including taxes)                   (1.9)      .5      (4.2)       1.1
                                -------- --------  --------   --------

Net income (loss)               $   (3.5)     2.9      (3.3)       5.2
                                ======== ========  ========   ========
Ratios:
  Loss
                                   100.5%    93.8%     94.7%     92.5%
Expense                             35.8     20.1      34.2      25.3
                                -------- --------  --------  --------
 Combined                          136.3%   113.9%    128.9%    117.8%
                                ======== ========  ========  ========

The Company's consolidated results prior to 1996 have been significantly influenced by the underwriting results of the Discontinued Lines (see Underwriting Results of Discontinued Lines). In order to indicate the significance of those influences, underwriting results exclusive of the discontinued lines and with respect to the discontinued lines are presented and discussed separately below.

Net investment income for the six months ended June 30, 1996 and 1995 amounted to $25.4 million and $23.8 million, respectively. Net investment income for 1996 increased $1.6 million from 1995 primarily as a result of additional investable funds from the issuance of the convertible subordinated debentures. Net realized investment gains have not been a significant portion of revenue for the Company and amount to $.2 million and $.3 million and $.7 million and $.4 million for the three months and six months ended June 30, 1996 and 1995, respectively.

Other expenses for the six months ended June 30, 1996 compared to 1995 increased by $5.3 million. The increase is the result of the net interest expense and amortization of the debt discount related to the convertible subordinated debentures and additional expenses associated with being a separate public company.

Total tax benefits for the three months and six months ended June
30, 1996 amounted to $.7 million and $.6 million, respectively.

Underwriting Results Excluding Discontinued Lines
- -------------------------------------------------

                             Three Months Ended     Six Months Ended
                                  June 30,              June 30,
                            -------------------   -------------------
                               1996       1995      1996        1995
                              ------     ------    ------      ------
                                       (Dollars in millions)

   Direct premiums written  $  25.3       43.1      72.1        95.0
   Net premiums written        25.1       39.1      65.0        82.6
                            =======    =======   =======     =======

   Net premiums earned      $  37.1       66.5      80.9       106.0
   Loss and loss
   adjustment expense
   incurred                   (37.9)     (60.3)    (76.8)      (94.2)
   Underwriting               (13.1)     (12.3)    (27.2)      (26.0)
                            -------    -------   -------     -------

   Underwriting results     $ (13.9)      (6.1)    (23.1)      (14.2)
                            =======    =======    =======     =======
   Ratios:
     Loss                     102.2%     90.1%      94.9%       88.9%

     Expense                   34.6      18.5       33.7        24.4
                            -------   -------    -------     -------
     Combined                 136.8%    108.6%     128.6%      113.3%
                            =======   =======    =======     =======

The underwriting results excluding Discontinued Lines primarily consist of relatively large third party and smaller complex commercial accounts (Special Accounts), medium to small third party commercial accounts (Commercial Insurance) Halliburton and its affiliates (Insurance Services) and a mix of commercial marine products (Marine Division).

Period to Period Comparisons of Underwriting Results Excluding
Discontinued Lines - For the Quarters Ended June 30, 1996 and
1995

Net Premiums Earned. Net premiums earned for the quarters ended June 30, 1996 and 1995 amounted to $37.1 million and $66.5 million, respectively. Net premiums earned for the second quarter of 1996 were reduced by $2.6 million of accrued premium adjustments while the like period for 1995 included additional earned premiums from Insurance Services retro policies of $25 million which did not reoccur in 1996. In addition, net premiums earned were impacted by underwriting initiatives begun in March 1996. Stricter underwriting standards, branch closings and price increases have all contributed to decreases in net premiums earned. The above actions will continue to reduce net premiums earned during the remainder of 1996. The 1996 net premiums earned also continued to be impacted by decisions to exit the probate bonding business produced by Southern California Bonding Service, Incorporated (SCB). On March 1, 1996, the Company sold all of the common stock of SCB and ceded reinsurance of 100% of its inforce policies, subject to a profit sharing arrangement. The quarter ended June 30, 1995, included $1.9 million of SCB net premiums earned.

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

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the quarters ended June 30, 1996 and 1995 amounted to $37.9 million and $60.3 million, respectively. The decrease in 1996 of $22.4 million or 37% less than 1995 can be attributed to lower incurred losses subject to retrospectively rated policies and the declining premium volume. The decline is offset slightly in the second quarter by a $2.0 million settlement of an unreserved environmental claim and loss and loss adjustment expense strengthening for prior years reserves.

Underwriting Expense. Underwriting expense for the quarters ended June 30, 1996 and 1995 amounted to $13.1 million and $12.3 million, respectively. The increase in a period in which premiums and losses are declining can be attributed to two items. The first is a $1.1 million premium tax under-accrual that was adjusted in the second quarter of 1996. The second item includes a $1.2 million refund from the Texas Workers' Compensation Insurance Facility (the "Insurance Facility")in 1995 which did not reoccur in 1996.

Period to Period Comparisons of Underwriting Results Excluding
Discontinued Lines - For the Six Months Ended June 30, 1996

Net Premiums Earned. Net premiums earned for the six months ended June 30, 1996 and 1995 amounted to $80.9 million and $106.0 million, respectively. The decrease of $25.1 million or 24% in 1996 is attributable to several factors including, as discussed above, $2.6 million of accrued premium adjustments in 1996, $25 million net premiums earned increases in 1995 for Insurance Services retrospectively rated policies and the recent underwriting initiatives. Additionally, net premium earned in 1996 was negatively impacted by $3.1 million of improperly classified accrued premiums on retrospectively rated policies.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the periods ended June 30, 1996 and 1995 amounted to $76.8 million and $94.2 million, respectively. The decrease in 1996 of $17.4 million or 18% less than 1995 reflects the lower incurred losses subject to retrospectively rated policies and declining premium volume. The decline is offset by adverse loss development on prior year reserves.

Underwriting Expense. Underwriting expense for the periods ended June 30, 1996 and 1995 amounted to $27.2 million and $26.0 million, respectively. During the first quarter of 1996, the Company implemented a plan under which it recorded a restructuring charge as part of its strategic and financial assessment of the Company's business. As a result, the Company recorded a $1.3 million severance and lease charge to first quarter 1996 earnings. The plan included the elimination of approximately 100 positions and the consolidation of office space. Accordingly, such charge also included costs related to vacating the excess leased office space. In the second quarter of 1996, the Company recorded an adjustment of $1.1 million for underaccrued premium taxes. Underwriting expense for 1995 also included the benefit of a $1.2 million refund from the Insurance Facility in 1995 which did not reoccur in 1996.

Underwriting Results of Discontinued Lines
- ------------------------------------------
                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                  -------------------  -----------------
                                    1996      1995      1996       1995
                                  --------  --------  --------   --------
                                          (Dollars in millions)


Direct premiums written           $  2.2    $    4.3  $    5.3    $ 10.6
Net premiums written                 2.1         1.8       4.1       5.6
                                 =======    ========  ========  ========
Net premiums earned               $  2.9    $    3.1  $    5.9    $  7.1
Loss and loss adjustment expense
   incurred                         (2.3)       (4.9)     (5.4)    (10.4)
Underwriting expense                (1.2)       (1.7)     (2.5)     (2.7)
                                --------    --------  --------  --------

 Underwriting results             $ (0.6)   $   (3.5) $   (2.0) $   (6.0)
                                ========    ========  ========  ========

For reporting purposes, the Company has three lines of business which are considered Discontinued Lines, specifically business originated by the Company's London operations (Highlands (UK)), an umbrella/excess liability policy program and assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines. Although the Company has discontinued other lines of business, primarily personal and probate bonding business, the Company has included the financial results of those lines in underwriting results excluding Discontinued Lines for consistency purposes.(Please refer to the Company's 1995 Form 10-K for a more complete description of the Discontinued Lines.)

Period to Period Comparisons of Underwriting Results of
Discontinued Lines - For the Quarters and Six Months Ended June
30, 1996 and 1995


Net Premiums Earned. Net premiums earned were $2.9 million and $3.1 million for the quarters and $5.9 and $7.1 for the six months ended June 30, 1996 and 1995, respectively. The decline for both periods is due to reduced writings of assumed reinsurance and the declining premiums from Highlands (UK), which ceased writing new business in 1993.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense was $2.3 million and $4.9 million for the quarters and $5.4 and $10.4 for the six months ended June 30, 1996 and 1995, respectively. The decline in loss and loss adjustment expense for both the second quarter and the first six months of 1996 reflects the decline in premium volume offset by development on prior year loss reserves. In addition, the Company's participation in an assumed reinsurance contract resulted in a $.5 million loss from the ValuJet catastrophe in the quarter ended June 30, 1996.



Liquidity and Capital Resources

The Company is a holding company, the principal asset of which is all of the capital stock of Highlands. The Company's property and casualty insurance business is conducted by Highlands and the other Insurance Subsidiaries. The liquidity and capital resource considerations for the Company and its Insurance Subsidiaries are different.

  Holding Company

Immediately following the Distribution, the Company issued $62.85 million in principal amount of Debentures for $60.0 million in cash and $2.85 million of notes. Of such proceeds, the Company invested $10.0 million in the U.S. Insurance subsidiaries as a contribution to surplus, paid approximately $5.6 million in transactions fees and out-of-pocket expenses incurred in connection with the issuance of the Debentures and retained the remaining approximately $44.4 million for general corporate purposes.

Prior to the Distribution, the Company was included in the Halliburton consolidated U.S. federal tax return. An intercompany tax-sharing arrangement between the Company and Halliburton resulted in the Company receiving from or paying to Halliburton a cash payment for U.S. federal income taxes based on financial reporting (book) income rates that were determined by Halliburton. The Company was not charged more U.S. federal income tax than it would have paid on a separate return basis. Pursuant to SFAS 109, the Company provided for income taxes on its statements of operations as if it had filed separate tax returns in each taxing jurisdiction (separate return method). Differences between income tax provisions calculated using the separate return method and amounts calculated under the intercompany tax-sharing arrangements were reflected as additions or reductions to stockholders' equity, as appropriate. The Company received $8 million of the tax benefit in February 1996 and the remaining $27 million will be paid in September 1996.

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

The Company's other principal sources of funds are dividend and tax sharing payments from Highlands, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by Highlands is subject to restrictions and limitations imposed by the insurance laws of the State of Texas. The maximum dividend payable by Highlands for 1996 without approval is approximately $18.0 million. On June 28, 1996, Highlands paid a dividend to the Company in the amount of $3 million. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

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

Part II Other Information
        -----------------

Item 1. Legal Proceedings
        -----------------

On May 15, 1991, Weatherford Roofing Company and other plaintiffs commenced an action against Employers National Insurance Company in the 116th Texas State District Court in Dallas County, Texas, alleging that they had been overcharged for workers' compensation insurance. On April 23, 1992, the plaintiffs amended their petition purporting to allege a class action on behalf of all employers who purchased workers' compensation insurance covering Texas employees between 1987 and 1992 and who had been overcharged premiums for that insurance. On April 18, 1994, Highlands and Highlands Underwriters Insurance Company were added to the action as named defendants. The lawsuit, styled Weatherford Roofing Company, et al. v. Employers National Insurance Company (Case No. 91-05637), alleges, among other things, that the defendants conspired to charge rates of premium for retrospectively rated insurance policies that exceeded rates then permitted under applicable Texas law and regulations. In view of the status of the litigation and global settlement discussions which occurred in the fourth quarter of 1995, the Company determined that an additional increase of its legal reserves in the fourth quarter of 1995 was appropriate to reflect the Company's estimate of the amount of the probable loss due.
On July 2, 1996, the named plaintiffs and a group of 14 insurance company defendants, including the Company, entered into a settlement agreement (the "Settlement Agreement"), and said agreement has received preliminary approval of the court. Pursuant to the terms of the Settlement Agreement, in July of 1996 notification of the settlement was published in several Texas newspapers and mailed to all insureds within the settlement class. If there are no appeals or opt-outs that would terminate the Settlement Agreement, final approval of the agreement and the distribution of the settlement fund should occur in the last quarter of 1996. The Company's liability, pursuant to the terms of the Settlement Agreement, is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial position of the Company. In the event that the Court does not approve the Settlement Agreement due to an appeal, opt-outs or any other reason, the Company would continue to defend this matter and its resolution could have a material adverse effect on results of operations of the Company in the period in which the matter is resolved.

In November 1988, the State of California adopted by ballot initiative Proposition 103, a comprehensive system of regulation applicable to all property and casualty insurance written in California. Proposition 103 does not apply to workers' compensation insurance or reinsurance. Proposition 103 provided, among other things, that rates for automobile and certain other insurance policies issued or renewed on or after November 8, 1988 be rolled back to levels of November 8, 1987 and then reduced by an additional 20%. The State of California has notified the Company that it believes the Company has a premium rollback obligation to policyholders under Proposition 103 in the amount of $2.7 million, plus interest. On April 18, 1995, the Department of Insurance of the State of California issued a Notice of Hearing Re Proposition 103 Rollback Exemption Application In the Matter of the Rate Rollback Liability of Highlands and Highlands Underwriters Insurance Company. Subsequent to the issuance of the Notice of Hearing, there was a Prehearing Conference Order and several motions regarding the extent and nature of discovery. On June 30, 1995, Highlands and Highlands Underwriters Insurance Company mailed a settlement offer to the Insurance Commissioner of the State of California, which was rejected by the Commissioner on July 18, 1995. On August 22, 1995 the Commissioner issued a Notice of Intent to Set Hearing Re Rollback Liability for virtually all open cases with insurance companies that had not settled with the California Department of Insurance with respect to their respective Proposition 103 rollback liabilities. At that time, the Company determined that it was probable that there would be an unfavorable outcome with respect to this matter in excess of established reserves and legal reserves were accordingly increased. In December of 1995, a decision was entered in the matter of Amwest Surety Insurance Company v. Pete Wilson, et al. In that case, the Supreme Court of the State of California determined that surety insurance would be subject to Proposition
103. In light of that court decision, the Company determined that an additional increase of its legal reserves in the fourth quarter of 1995 due to this matter was appropriate in order to reflect the Company's estimate of the amount of the probable loss. There was a hearing pursuant to the above-referenced Notice of Hearing during May 1996. The Company continues to believe that it has meritorious defenses to a rollback liability.

Item 6:   Exhibits and Reports on Form 8-K.

     a)   Exhibits

          (12) Computation of Earnings Per Share

          (27)      Financial Data Schedule (Filed Electronically)

     b)   The Registrant filed a Form 8-K Current Report, dated
January 23, 1996, pertaining to the Registrant's press release of the Registrant's spin-off from Halliburton
Company.

          The Registrant filed a Form 8-K Current Report, dated
March 8, 1996 pertaining to the Registrant's press release reporting the results of operations for the three months and twelve months ended December 31, 1995, and certain other selected financial data.

          The Registrant filed a Form 8-K Current Report, dated May 14, 1996 pertaining to the Registrants' press release reporting the results of operations for the three months ended March 31, 1996, and certain other selected financial data.

          The Registrant filed a Form 8-K Current Report, dated
          June 21, 1996 pertaining to the Registrant's press release of its agreement to acquire VIK Brothers
          Insurance Inc.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)



Date:  August ___, 1996   By   /s/  Richard M. Haverland
                      --------------------
                      Richard M. Haverland
                      Chairman, President and Chief
                      Executive Officer
                      (Authorized Signatory)Date:

       August ___, 1996   By   /s/  Charles J. Bachand
                      ------------------
                      Charles J. Bachand
                      Vice President, Treasurer and
                      Principal Accounting Officer
                      (Authorized Signatory)







        HIGHLANDS INSURANCE GROUP, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS PER SHARE

          (In thousands, except for per share amounts)

                                 Three Months Ended  Six Months Ended
                                      June 30,           June 30,
                                 ------------------  ----------------
                                    1996      1995     1996     1995
                                  --------  -------  -------  -------

EARNINGS:
Primary (1):
Net income (loss), as reported   $(3,506)    2,879    (3,292)   5,178
                                 =======   =======   =======  =======
Fully diluted (1)(2):
Net income (loss), as reported    (3,506)    2,879    (3,292)   5,178
                                 =======   =======   =======  =======

SHARES:

Primary(1):
Number of common shares
outstanding, per consolidated
financial statements              11,448    11,448    11,448   11,448
                                 =======  =======    =======  =======

Fully diluted(1)(2):
Weighted average number of
common shares outstanding,
per consolidated financial
statements                        11,448    11,448   11,448   11,448
                                 =======   =======  =======  =======

EARNINGS PER COMMON SHARE:
  Primary                        $  (.31)      .25     (.29)    .45
  Fully diluted                     (.31)      .25     (.29)    .45

     1. Common stock purchase warrants and stock options are antidilutive for the periods presented.

   2. Common stock issuable upon conversion of the convertible subordinated debt is antidilutive for all periods presented.
