Form 10-Q
period 1996-09-30
HIGHLANDS INSURANCE GROUP INC
filed 1996-11-08
CIK 1002816

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ----------------------

                            FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 X        OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the quarterly period ended September 30, 1996
                               or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the transition period from          to
                                        ------    ------

                     Commission File Number
                             1-14028
                 -------------------------------

                 HIGHLANDS INSURANCE GROUP, INC.
  ------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

            Delaware                         75-2370945
--------------------------------------  --------------------
  (State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


   10370 Richmond., Houston, Texas             77042
--------------------------------------  --------------------
  (Address of principal executive              (Zip Code)
        offices)

Registrant's telephone number, including area code
 (713) 952-9555
  -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such filing requirements for the past 90 days.

Yes  X  No
   ----    ----

The number of shares of the Registrant's Common Stock, par value
$.01 per share, outstanding at September 30, 1996 was 11,448,430.


                 HIGHLANDS INSURANCE GROUP, INC.

                        TABLE OF CONTENTS
                        -----------------

                 Part I - Financial Information


Item 1.   Financial Statements:                           Page No.
                                                          --------

     Consolidated Balance Sheets
       September 30, 1996 (Unaudited) and
       December 31, 1995                                      3

     Consolidated Statements of Operations
       (Unaudited) - Three and Nine Months Ended
       September 30, 1996 and 1995                            5

     Consolidated Statements of Changes in
       Stockholders' Equity - Nine Months Ended
       30, 1996 (Unaudited) and Year Ended December 31,1995   6

     Consolidated Statements of Cash Flows
       (Unaudited) - Nine Months Ended
       September 30, 1996 and 1995                            7

     Condensed Notes to Unaudited Consolidated
       Financial Statements                                   9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations        14


                   Part II - Other Information

Item 1. Legal Proceedings                                    24

Item 6. Exhibits and Reports on Form 8-K                     26

Signatures                                                   27


                 HIGHLANDS INSURANCE GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS

                         (In Thousands)

                                               September 30,  December 31,
                     ASSETS                         1996         1995
                    --------                   ------------   ------------
                                                (Unaudited)
INVESTMENTS:
  Fixed income securities:
   Available for sale, at fair value
     (amortized cost of $255,404 at
     9/30/96 and $216,093 at 12/31/95)              $256,259    $227,509
  Held to maturity, at amortized cost
     (fair value of $370,824 at 9/30/96 and
     $396,729 at 12/31/95)                           361,878     374,364
 Equity securities, at fair value
     (cost of $30,688 at 9/30/96 and
     $31,966 at 12/31/95)                             31,486      33,697
                                                   ---------   ---------

                 Total investments                   649,623     635,570

CASH AND CASH EQUIVALENTS                             85,853      85,176

PREMIUMS IN COURSE OF COLLECTION                      45,198      40,959

PREMIUMS DUE UNDER RETROSPECTIVE POLICIES            120,563     134,428

RECEIVABLE FROM REINSURERS                           554,195     602,380

FUNDS ON DEPOSIT WITH REINSURERS                      15,103      15,449

DEFERRED TAXES                                        34,109      29,534

RECEIVABLE FROM FORMER AFFILIATES                     27,752      41,255

ACCRUED INVESTMENT INCOME                              9,857      11,131

DEFERRED POLICY ACQUISITION COSTS                      8,252      11,744

OTHER ASSETS                                          26,592      28,465
                                                   ---------   ---------

                 Total assets                     $1,577,097  $1,636,091
                                                   =========   =========


    See Condensed Notes to Consolidated Financial Statements.

                 HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED BALANCE SHEETS, Continued

                         (In Thousands)


                                             September 30,  December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY         1996           1995
   -------------------------------------      -----------   -----------
                                              (Unaudited)

LOSS AND LOSS ADJUSTMENT EXPENSE                $1,146,613    $1,253,627

UNEARNED PREMIUMS                                   36,898        52,571

CONVERTIBLE SUBORDINATED DEBENTURES                 55,260         -

FUNDS HELD                                          31,855        22,702

PAYABLE TO FORMER AFFILIATES                           341           676

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            41,114        39,405
                                                 ---------     ---------
       Total liabilities                         1,312,081     1,368,981
                                                 ---------     ---------

COMMITMENTS AND CONTINGENT LIABILITIES


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 50,000,000
  shares authorized; 11,448,430 outstanding in
  1996 ($1,000 par value; 10,000 shares
  authorized, 1,000 shares issued and
  outstanding in 1995)                                  114         1,000
  Additional paid-in capital                        192,492       184,168
  Net unrealized gain on investments                  1,074         8,547
  Retained earnings                                  71,336        73,395
                                                  ---------     ---------
       Total stockholders' equity                   265,016       267,110
                                                  ---------     ---------
       Total liabilities and stockholders'
       equity                                    $1,577,097    $1,636,091
                                                  =========     =========

    See Condensed Notes to Consolidated Financial Statements.

               HIGHLANDS INSURANCE GROUP, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited)

                          (In Thousands)

                                Three Months           Nine Months
                            Ended September 30,     Ended September 30,
                            --------------------    --------------------
                               1996       1995        1996        1995
                             --------  --------      -------    -------

REVENUES:
  Net premiums earned       $ 35,057   $51,272      $121,911   $164,326
  Net investment income       12,502    12,800        37,877     36,621
  Net realized investment
    gains                        255     1,659           921      2,094
                            --------  --------      --------   --------
           Total revenues     47,814    65,731       160,709    203,041
                            --------  --------      --------   --------

EXPENSES:
  Loss and loss adjustment
    expense incurred          31,900   162,225       114,143    266,789
  Underwriting expenses       12,550    26,461        42,284     55,119
  Other expenses (income),
    net                        1,883       288         6,763       (802)
                            --------  --------      --------   --------
          Total expenses      46,333   188,974       163,190    321,106
                            --------  --------      --------   --------

INCOME (LOSS) BEFORE INCOME
   TAX                         1,481  (123,243)       (2,481)  (118,065)
FEDERAL AND FOREIGN INCOME
   TAX (BENEFIT)                 248       -            (422)      -
                            --------  --------      --------   --------

 NET INCOME (LOSS)          $  1,233 $(123,243)      $(2,059) $(118,065)
                            ========  ========      ========   ========

 NET INCOME (LOSS) PER
   COMMON SHARE               $  .11  $ (10.77)      $ (0.18)  $ (10.31)
                            ========  ========      ========   ========


    See Condensed Notes to Consolidated Financial Statements.

                 HIGHLANDS INSURANCE GROUP, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         (In Thousands)
                                             Nine Months
                                                Ended        Year Ended
                                           --------------  -------------
                                             September 30,   December 31,
                                                 1996           1995
                                              ---------     ---------
                                              (Unaudited)

COMMON STOCK:

Balance, beginning of year                      $ 1,000       $  1,000
   Change in par value of common stock             (886)            -
                                               --------       --------
Balance, end of period                              114          1,000
                                               --------       --------

ADDITIONAL PAID-IN CAPITAL:
 Balance, beginning of year                     184,168        110,803
 Addition resulting from issuance of
   convertible subordinated
   debentures with detachable common
   stock warrants                                 7,438              -
 Change in par value of common stock                886              -
 Contribution from former parent for
   net tax benefit                                   -          39,229
 Contribution from former parent for
   net deferred tax benefit                          -          34,136
                                               --------       --------

 Balance, end of period                         192,492        184,168
                                               --------       --------

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS:
   Balance, beginning of year                     8,547        (10,132)
     Changes in net unrealized (loss) gain,
     net of the applicable federal income tax    (7,473)        18,679
                                               --------       --------
 Balance, end of period                           1,074          8,547
                                               --------       --------
RETAINED EARNINGS:
 Balance, beginning of year                      73,395        194,137
 Net loss                                        (2,059)      (120,742)
                                               --------       --------
 Balance, end of period                          71,336         73,395
                                               --------       --------
TOTAL STOCKHOLDERS' EQUITY                     $265,016       $267,110
                                               ========       ========


    See Condensed Notes to Consolidated Financial Statements.

                 HIGHLANDS INSURANCE GROUP, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In Thousands)
                                                   Nine Months
                                               Ended September 30,
                                              --------------------
                                                  1996       1995
                                               --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                   $(2,059)   $(118,065)
                                               --------    --------
Adjustments to reconcile net (loss)to net cash
  used in operating activities:
     Depreciation and amortization                (113)         201
     Change in deferred policy
       acquisition costs                         3,492         (175)
     Gain on sale of investments                  (926)      (1,807)
     (Increase) decrease in premiums in
       course of collection                     (4,239)       5,319
     (Increase) decrease in premiums due
       under retrospective policies             13,865      (12,355)
     (Increase) decrease in receivables from
       reinsurers                               48,185      (93,370)
     Decrease in funds on deposit with
       reinsurer                                   346          748
     Advances from former affiliates, net        9,427        9,146
     Increase (decrease) in loss and
       loss adjustment expense reserves       (107,014)     170,994
     (Decrease) increase in unearned
       premiums                                (15,673)       2,565
     Increase in funds held                      9,153        7,164
     Change in other operating assets and
       liabilities                              12,939       20,445
                                              --------     --------
       Total adjustments                       (30,558)     108,875
                                              --------     --------
       Net cash used in operating activities   (32,617)      (9,190)
                                              --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales -
   Fixed income securities available
     for sale                                     -           7,003
   Equity securities -                          3,980         4,890
  Investment collections
   Fixed income securities available
     for sale                                  25,498        11,864
   Fixed income securities held to
     maturity                                  32,534        26,844
  Investment purchases -
   Fixed income securities available
     for sale                                 (64,564)      (38,307)
   Fixed income securities held to
     maturity                                 (19,140)       (2,290)
   Equity securities                           (2,282)       (2,103)
  Purchases of property and equipment          (1,103)         (546)
  Sales of property and equipment                 194            (2)
  Proceeds from disposal of subsidiary, net        22            -
  Cash returned by (invested with)
    former affiliates, net                      3,860          (212)
                                             --------      --------
     Net provided by investing activities     (21,001)        7,141
                                             --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible
    subordinated debentures                    60,000           -
  Payment of debt issuance expense             (5,705)          -
                                             --------      --------
     Net cash provided by financing
       activities                              54,295           -
                                             --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     677       (2,049)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                       85,176       52,789
                                             --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $85,853      $50,740
                                             ========     ========

Supplemental disclosure of cash flow
  information:
    Interest paid                             $ 2,623      $  -
                                             ========     ========





    See Condensed Notes to Consolidated Financial Statements.



                HIGHLANDS INSURANCE GROUP, INC.

     CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996






1.   BASIS OF PRESENTATION
     ---------------------

The accompanying condensed consolidated financial statements as of September 30, 1996 and for both the three and nine months periods ended September 30, 1996 and 1995 are unaudited and include the accounts of Highlands Insurance Group, Inc., (HIC) and its subsidiaries (the Company). The Company is an insurance holding Company that through Highlands Insurance Company (Highlands) and its other insurance subsidiaries (collectively, the Insurance Subsidiaries), is primarily engaged in the commercial property and casualty insurance business. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1995.

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

2.   ACCOUNTING STANDARDS
     --------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation to Employees" (SFAS 123). SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 123 recommends but does not require entities to adopt the fair value based method of accounting for all employee stock compensation plans, under which compensation cost is measured based on the fair value of the award at the grant date and recognized over the vesting period. Entities may continue to account for these plans using the intrinsic value based method of accounting, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Entities not adopting the fair value based method must present proforma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to use the intrinsic value based method of accounting.

Pursuant to the Company's 1995 Stock Option Plan, Highlands may grant either incentive stock options (ISO) or non-qualified stock options (NQSO). The exercise price for each share subject to an option will be an amount that the Compensation Committee determines, in its good faith judgment. In the case of ISO's however, the exercise price per share shall not be less than the amount the Committee determines, in its good faith judgment, to be not less than 100% of the fair value of Company common stock on the date the option is granted. Options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that are reserved for issuance under all option plans is 750,000; at September 30, 1996. Granted but unexercisable options (principally NQSOs at an exercise price per share of $14.69) to 488,000 shares remain outstanding.

3.   INCOME TAX (BENEFIT)
     -------------------

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). With respect to losses for periods preceding the Distribution (January 23, 1996), no tax benefit was recorded in the statements of operations pursuant to SFAS 109 and the Company's tax-sharing arrangement with its former parent, Halliburton Company. Tax receipts under its intercompany tax-sharing arrangements with its former parent were recorded as additions to stockholders' equity for the periods preceding the Distribution.

4.   NET INCOME (LOSS) PER SHARE
     ---------------------------

The net income (loss) per share amounts for both the three and nine months ended September 30, 1996 are based upon the weighted average number of common shares outstanding during the period. The effects of common stock equivalents, common stock warrants and options, and the convertible subordinated debentures are considered to be antidilutive, therefore, the effects are not reflected in either primary or fully net diluted income net
(loss) per share amounts. The (loss) per share amounts for both the three and nine months ended September 30, 1995 are based upon the 11,448,430 shares of common stock that were distributed and outstanding immediately following the Distribution.

5.   DEBT
     ----
On January 23, 1996, HIC issued $62.85 million in principal amount of HIC's 10% convertible subordinated debentures (Debentures) due December 31, 2005, together with Series A and A-2 (collectively the "Series A Warrants") and B and B-2 (collectively the "Series B Warrants") common stock purchase warrants, to Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and certain members of the Company's management team.

The carrying values of the Debentures, Series A Warrants and Series B Warrants at the Distribution date were determined by allocating the $62.85 million purchase price based upon estimated relative fair value of such securities. The estimated fair value of the Series A Warrants and Series B Warrants amounting to $8.1 million was recorded in paid-in capital, net of $.75 million of acquisition costs. The debt discount related to the Series A Warrants and Series B Warrants is being amortized over the ten-year life of the Debentures.

The Debentures are convertible into common stock of HIC after one year from issuance at the option of the holders. If all of the Debentures are converted into HIC common stock at the conversion price of $16.16 per share, the holders would receive approximately 3.9 million shares of HIC common stock and have an ownership interest in HIC of approximately 25%. Interest on the Debentures is payable semi-annually in cash at 10% per annum. HIC can redeem the Debentures at any time after December 3, 2002.

The detachable Series A Warrants enable the holders to purchase HIC common stock at an exercise price of $14.69 per share, equal to an additional ownership interest in HIC of approximately 21% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately 4.0 million shares of common stock of HIC. The exercise price and the number of shares of HIC common stock into which the Series A Warrants are exercisable will be subject to adjustment in certain circumstances. These warrants expire on December 31, 2005.

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

If the Debentures are converted into common stock of HIC and the Series A and B Warrants are utilized by the holders to purchase common stock of HIC, the holders will have an ownership interest in HIC of approximately 44%.

6.  RESTRUCTURING CHARGE
    --------------------

The Company recorded a $1.3 million restructuring charge for severance and lease costs in the first quarter of 1996. The restructuring charge included the elimination of approximately 100 positions and the consolidation of office space. Accordingly, such charge also included costs related to vacating excess leased office space.

7.  CONTINGENT LIABILITIES:
    -----------------------

 Loss and Loss Adjustment Expense Reserves
 -----------------------------------------

The Company establishes loss reserves which are estimates of future payments of reported and unreported claims for losses and the related expenses with respect to insured events that have occurred. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business. The process requires reliance upon estimates based on available data that reflect past experience, current trends and other information and the exercise of informed judgment. As information develops that varies from past experience, provides additional data or, in some cases, augments data that previously was not considered sufficient for use in determining reserves, changes in the Company's estimate of ultimate liabilities may be required. The effect of these changes, net of reinsurance, is charged or credited to income for the period in which they are determined.

Reserving for asbestos, environmental-related and certain other long-term exposure claims is subject to significant additional uncertainties that are not generally present for other types of claims. Developed case law and adequate claim history do not exist for such claims. Highlands and the insurance industry dispute coverage for certain environmental, pollution and asbestos liabilities of their policyholders. These claims differ from almost all others in that it is not often clear that an insurable event has occurred and which, if any, multiple policy years were involved and insurers will be liable. These uncertainties prevent identification of applicable policy and policy limits until after a claim is reported and substantial time is spent (many years in some cases) resolving contract issues and determining facts necessary to evaluate the claim. If the courts continue in the future to expand the intent of the policies and the scope of the coverage as they have in the past, additional liabilities could emerge for amounts in excess of the current reserves held.

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

Other
-----

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

For reporting purposes, the Company has three lines of business which are considered Discontinued Lines, specifically business originated by the Company's London reinsurance operations (Highlands (UK)), an umbrella/excess liability policy program and assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines. Although the Company has discontinued other lines of business, primarily personal and probate bonding business, the Company has included the financial results of those lines in underwriting results excluding Discontinued Lines for consistency purposes. (Please refer to the Company's 1995 Form 10-K for a more complete description of the Discontinued Lines.)

The results of the Company's consolidated operations for three months and nine months ended September 30, 1996 and 1995 are set forth below:
                             Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                           --------------------   -------------------
                                 1996      1995      1996       1995
                               -------   -------   -------    -------
                                       (Dollars in millions)

Consolidated Results

Gross premiums written        $  57.8   $  72.8    $ 135.2     $178.4
Net premiums written             53.9      65.7      123.0      153.9
                             ========  ========   ========   ========

Net premiums earned:
  Excluding Discontinued
    Lines                     $  33.5   $  48.3    $ 114.4     $154.3
  Discontinued Lines              1.6       2.9        7.5       10.0
                              -------- --------   --------   --------
                              $  35.1   $  51.2    $ 121.9     $164.3
                              ======== ========   ========   ========

Underwriting loss:
  Excluding Discontinued
    Lines                        (5.5)    (50.0)     (28.6)    (64.2)
  Discontinued Lines             (3.9)    (87.4)      (5.9)    (93.4)
                              --------  --------  --------  --------
                                 (9.4)   (137.4)     (34.5)   (157.6)
Net investment income            12.5      12.8       37.9      36.6
Net realized investment gains     0.2       1.7        0.9       2.1
Other (expense) income
(including taxes)                (2.1)      (.3)      (6.4)       .8
                              -------- --------   --------  --------

Net income (loss)             $   1.2   $(123.2)   $  (2.1)  $(118.1)
                              ======== ========   ========  ========
Ratios:
  Loss ratio                     91.0%    316.4%      93.6%    162.4%
  Expense ratio                  35.8      51.6       34.7      33.5
                              -------- --------   --------  --------
   Combined ratio               126.8%    368.0%     128.3%    195.9%
                              ======== ========   ========  ========

A $125 million pre-tax charge is reflected in the Company's results of operations for the three months and nine months ended September 30, 1995. See "1995 Third Quarter Charge" below. The Company's consolidated results prior to 1996 have been significantly influenced by the underwriting results of the Discontinued Lines (see Underwriting Results of Discontinued Lines). In order to indicate the significance of those influences, underwriting results exclusive of the discontinued lines and with respect to the discontinued lines are presented and discussed separately below.

Net investment income for the three months and nine months ended September 30, 1996 and 1995 amounted to $12.5 million and $12.8 million and $37.9 million and $36.6 million, respectively. Net investment income for the first nine months of 1996 increased from 1995 primarily as a result of additional investable funds from the issuance of the convertible subordinated debentures. The increase is partially offset by lower reinvestment rates in 1996. Net realized investment gains have not been a significant portion of revenue for the Company and amount to $.2 million and $1.7 million and $.9 million and $2.1 million for the three months and nine months ended September 30, 1996 and 1995, respectively.

Other expenses for the three months and nine months ended September 30, 1996 compared with the same periods for 1995 increased as a result of the net interest expense and amortization of the debt discount related to the convertible subordinated debentures and additional expenses associated with being a separate public company. For the three months ended September 30, 1996, accruals for incentive compensation were reduced by $1 million as a result of the Company's year to date results of operations.

The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards no. 109, "Accounting for Income Taxes" (SFAS 109). Total tax expense (benefit) for the three months and nine months ended September 30, 1996 amounted to $.25 million and $(.42) million, respectively. With respect to losses for periods preceding the Distribution (January 23, 1996), no tax benefit was recorded in the statements of operations pursuant to SFAS 109 and the Company's tax-sharing arrangement with its former parent, Halliburton Company. Tax receipts under its intercompany tax-sharing arrangements with Halliburton were recorded as additions to stockholders' equity for the periods preceding the Distribution.

Underwriting Loss Excluding Discontinued Lines
-------------------------------------------------

                             Three Months Ended     Nine Months Ended
                               September 30,          September 30,
                            -------------------   -------------------
                               1996       1995      1996        1995
                              ------     ------    ------      ------
                                       (Dollars in millions)

   Gross premiums written   $   56.3     $ 69.3    $128.4     $164.3
   Net premiums written         52.8       63.0     117.8      145.6
                            =========   ========  ========   ========

   Net premiums earned      $   33.5     $ 48.3    $114.4     $154.3
   Loss and loss
      adjustment expense
      incurred                 (27.0)     (74.5)   (103.8)    (168.7)
   Underwriting expenses       (12.0)     (23.8)    (39.2)     (49.8)
                            ========    ========  ========   ========

   Underwriting loss        $  (5.5)     $(50.0)   $(28.6)    $(64.2)
                            ========    ========  ========   ========
   Ratios:
     Loss ratio                80.6%      154.2%     90.7%     109.3%

     Expense ratio             35.8        49.3      34.3       32.3
                           --------    --------   --------   --------
      Combined ratio          116.4%      203.5%    125.0%     141.6%
                           ========    ========   ========   ========

The underwriting results excluding Discontinued Lines primarily consist of relatively large commercial accounts (Special
Accounts), medium to small commercial accounts (Commercial
Insurance), insurance for Halliburton (Insurance Services) and a mix of commercial marine products (Marine Division).

Period to Period Comparisons of Underwriting Loss Excluding
Discontinued Lines

Gross Premiums Written. Gross premiums written for the three months and nine months ended September 30, 1996 and 1995 amounted to $56.3 million and $69.3 million and $128.4 million and $164.3 million, respectively. The decrease for the three months and nine months ended September 30, 1996 of $13.0 million and $35.9 million, respectively, compared to like periods in 1995 is attributable to several factors. The Company began its underwriting initiatives in March 1996 and continues to focus on stricter underwriting standards and price increases both of which have contributed to decreases in gross premiums written. Also contributing to declines in gross premiums written is the highly competitive market conditions for Special Accounts customers. In this highly competitive market, Special Accounts has become more selective in its initial underwriting as well as renewal activity. Finally, Insurance Services's mix of business continues to change from retrospectively rated policies to high deductible policies which produce lower gross premiums. These factors are expected to cause gross premiums written to decline for the remainder of 1996.

Gross premiums written for the nine months ended September 30, 1996 were also impacted by a reduction of $6.9 million of accrued premium adjustments recorded in the first and second quarter.

Gross premiums written for 1996 continue to be impacted by the decision to exit the probate bonding business produced by Southern California Bonding Service, Incorporated (SCBS). On March 1, 1996, the Company sold all of the common stock of SCBS and ceded 100% of its inforce policies, subject to a profit sharing arrangement. The nine months ended September 30, 1996 include $1.5 million of SCBS gross premiums written compared to $5.6 million for the comparable 1995 period.

Net Premiums Earned. Net premiums earned for the three months and nine months ended September 30, 1996 and 1995 amounted to $33.5 million and $48.3 million and $114.4 million and $154.3. million, respectively. The decrease of $14.8 million and $39.9 million or 30.6% and 25.9% for the three months and nine months ended September 30, respectively, is related to the same factors affecting gross premiums written.

In addition to the above items, net premiums earned for the nine months ended September 30, 1996 includes net reductions of $6.8 million related to improperly accrued net premiums and accrued premium on retrospectively rated policies recorded in the first and second quarters.

Net premiums earned for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts net premiums earned and premiums due from policyholders under retrospectively rated policies for changes in the estimated ultimate loss and loss adjustment expense from the date of the prior valuation. These adjustments may cause net premiums earned to fluctuate significantly from period to period. Net premiums earned for the nine months ended September 30, 1996 are less than the like period in 1995 due primarily to a $26 million decrease in earned premium on Insurance Services retrospectively rated policies. Experience rated contracts reduce but do not eliminate risk to the insurer.

Net premiums earned are also expected to decline for the remainder of 1996.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the three months and nine months ended September 30, 1996 and 1995 amounted to $27.0 million and $74.5 million and $103.8 million and $168.7 million, respectively. The decrease for the three months and nine months ended September 30, 1996 of $47.5 million and $64.9 million, respectively, compared to like periods in 1995 can be primarily attributed to the 1995 Third Quarter Charge of $35.7 million. See "1995 Third Quarter Charge."

Additionally, the three months ended September 30, 1996 includes prior year reserve strengthening of $2.4 million for retained probate bond losses incurred prior to 1996. Loss and loss adjustment expenses for the nine months ended September 30, 1996 also reflect the lower incurred losses subject to retrospectively rated policies, declining premium volume and adverse development on prior years reserves.

Underwriting Expenses. Underwriting expenses for the three months and nine months ended September 30, 1996 and 1995 amounted to $12.0 million and $23.8 million and $39.2 million and $49.8 million, respectively. The decrease of $11.8 million and $10.6 million for the three months and nine months ended September 30, 1996, respectively, is related to declining premium volume and the 1995 Third Quarter Charge. In the third quarter of 1995, the Company recorded $8 million of reserve increases for litigation and administrative proceedings against the Company. See "1995 Third Quarter Charge."

During the three months ended September 30, 1996, the Company recorded an additional $1 million for litigation proceedings against the Company. See Item 1 of Part II of this report for further discussion.

The nine months ended September 30, 1996 underwriting expenses includes two other unusual items of significance amounting to $2.4 million. In the first quarter of 1996, the Company implemented a plan under which it recorded a $1.3 million restructuring charge as part of its strategic and financial assessment of the Company's business. Additionally, a charge of $1.1 million was recorded in the second quarter of 1996 for underaccrued premium taxes.

Underwriting Loss of Discontinued Lines
------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                -------------------  -----------------
                                  1996      1995      1996      1995
                                --------  --------  --------  --------
                                         (Dollars in millions)

Gross premiums written          $   1.5   $    3.5  $    6.8  $  14.1
Net premiums written                1.1        2.7       5.2      8.3
                                ========  ========  ========  ========

Net premiums earned             $   1.6   $    2.9  $    7.5  $  10.0
Loss and loss adjustment
  expense incurred                 (4.9)     (87.7)    (10.3)   (98.1)
Underwriting expenses              (0.6)      (2.6)     (3.1)    (5.3)
                                --------  --------  --------  --------

 Underwriting loss              $  (3.9)    $(87.4)   $ (5.9) $ (93.4)
                                ========  ========  ========  ========

For reporting purposes, the Company has three lines of business which are considered Discontinued Lines, specifically business originated by the Company's London reinsurance operations (Highlands (UK)), an umbrella/excess liability policy program and assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines.

Period to Period Comparisons of Underwriting Loss of Discontinued
Lines

Net Premiums Earned. Net premiums earned were $1.6 million and $2.9 million for the three months and $7.5 million and $10.0 million for the nine months ended September 30, 1996 and 1995, respectively. The decline for both periods is due to the run off of canceled assumed reinsurance and the declining premiums from Highlands (UK), which ceased writing new business in 1993. However, due to the nature of the Company's policies and reinsurance contracts, small premium adjustments can continue subsequent to cancellation.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense was $4.9 million and $87.7 million for the three months and $10.3 and $98.1 for the nine months ended September 30, 1996 and 1995, respectively. The decrease for the three months ended September 30, 1996 compared to the same period for 1995 is primarily the result of the third quarter loss and loss adjustment expense reserve charge of $81.3 million. See "1995 Third Quarter Charge". The decline in loss and loss adjustment expense for both the three months and the first nine months of 1996 reflects the decline in premium volume offset by development on prior year loss reserves. In addition, the Company's participation in an assumed reinsurance contract resulted in a $.5 million loss from the ValuJet catastrophe in the three months ended June 30, 1996 and a $.5 million loss from the TWA flight 800 in the three months ended September 30, 1996.

1995 Third Quarter Charge

In the third quarter of 1995, the Company and its external actuaries conducted an extensive review of its loss and loss adjustment expense reserves to assess the Company's reserve position. As a result of such review, the Company recorded a charge to pre-tax earnings during the nine months ended September 30, 1995 of $125.0 million. Of this amount, $117.0 million related to loss and loss adjustment expense reserves ($242.5 million before deducting reinsurance) and $8 million represents an increase in reserves related to litigation proceedings against the Company. Of the $117 million amount for loss and loss adjustment expense reserves, adjustments of risks arising from
(i) environmental claims constitute $59.5 million ($125.5 million before deducting reinsurance), (ii) assumed reinsurance claims constitute $13.1 million ($27.7 million before deducting reinsurance) and (iii) increased losses from catastrophes reinsured by Highlands (UK) constitute $12.0 million ($50.7 million before deducting reinsurance). An additional $13.0 million ($13.0 million before deducting reinsurance) was added to unallocated loss adjustment expense reserves to reflect additional costs related to the settlement of claims and run-off costs related to Highlands (UK), and the remaining $19.4 million ($25.6 million before deducting reinsurance) reflects changes to reserves for unreported losses in order to reflect the current evaluation of overall loss and loss adjustment expense reserves. Please refer to the Company's 1995 Form 10-K for a more complete description of the 1995 Third Quarter Charge.

For periods subsequent to September 30, 1995 the Company's internal actuaries have performed the loss and loss adjustment expense reserve analysis in order to establish the Company's reserve position. The Company will utilize external independent actuaries to review the 1996 year end loss and loss adjustment expense reserves.

Liquidity and Capital Resources

The Company is a holding company, the principal asset of which is all of the capital stock of Highlands. The Company's property and casualty insurance business is conducted by Highlands and the other Insurance Subsidiaries. The liquidity and capital resource considerations for the Company are different from those of its Insurance Subsidiaries.

  Holding Company

Immediately following the Distribution, the Company issued $62.85 million in principal amount of Debentures for $60.0 million in cash and $2.85 million of notes. Of such cash proceeds, the Company invested $10.0 million in Highlands as a contribution to surplus, paid approximately $5.6 million in transaction fees and for reimbursement of out-of-pocket expenses incurred in connection with the issuance of the Debentures and Warrants, and retained the remaining approximately $44.4 million for general corporate purposes.

Prior to the Distribution, the Company was included in the Halliburton consolidated U.S. federal tax return. An intercompany tax-sharing arrangement between the Company and Halliburton resulted in the Company receiving from or paying to Halliburton a cash payment for U.S. federal income taxes based on financial reporting (book) income at rates that were determined by Halliburton. The Company was not charged more U.S. federal income tax than it would have paid on a separate return basis. Pursuant to SFAS 109, the Company provided for income taxes on its statements of operations as if it had filed separate tax returns in each taxing jurisdiction (separate return method). Differences between income tax provisions calculated using the separate return method and amounts calculated under the intercompany tax-sharing arrangements were reflected as additions or reductions to stockholders' equity, as appropriate. The Company received and forwarded to its Insurance Subsidiaries approximately $35 million in cash ($8 million in February 1996; $27 million in October
1996) from Halliburton related to the tax benefit of the significant tax losses incurred in 1995 which were utilizable by Halliburton.

The tax-sharing agreement resulted in Halliburton acquiring the domestic deferred tax assets and liabilities from its U.S. subsidiaries. In contemplation of Halliburton's distribution of the Company's common stock, Halliburton contributed to the Company the net deferred tax assets attributable to the Company which the Company recorded as a contribution to capital. Based on the tax-free nature of the spin-off, the deferred tax asset attributes are available to the Company.

The Company's other principal sources of funds are dividend and tax sharing payments from Highlands, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by Texas domiciled companies is subject to restrictions, limitations and notification requirements imposed by the insurance laws of the State of Texas. The maximum dividend payable by Highlands for 1996 without prior approval is approximately $18.0 million. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

As a holding company, the Company's principal requirements for funds are to pay operating expenses, to pay franchise and other taxes, to pay debt service and to pay dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Debentures will be approximately $6.0 million. The Company does not currently intend to pay dividends on the Company common stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations.

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

The liquidity requirements of the Insurance Subsidiaries are met by that portion of the investment portfolio that is held in cash and highly liquid short- and intermediate-term securities. Prior to the Distribution, liquidity requirements of the Insurance Subsidiaries were also provided for by the payments made by Halliburton to the Company and the Insurance Subsidiaries under the income tax sharing arrangements for losses generated by the Company and its subsidiaries. These tax sharing arrangements were terminated in connection with the Distribution and resulted in the Insurance Subsidiaries receiving $35 million in 1996. Management believes that the current levels of cash flows from operations of the Insurance Subsidiaries provide sufficient liquidity for the operations of the Insurance Subsidiaries as well as funds for the Company so that the Company will be able to meet its tax and debt obligations.

Various regulatory and legal actions are currently pending involving the Insurance Subsidiaries and specific aspects of the conduct of their business. See Part II: "Other Information". While the aggregate dollar amounts involved in such regulatory and legal matters cannot be determined with certainty, the amounts at issue could have a significant effect on the Company's consolidated results of operations in the period in which the matter is resolved. In the opinion of management, however, the ultimate liability in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on liquidity or capital resources.

Statutory Surplus. Maintenance of appropriate levels of statutory surplus of the Company's U.S. Insurance Subsidiaries is a primary objective of the Company and is also important to regulatory authorities and U.S. insurance rating agencies. In addition, increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have caused greater emphasis to be placed by current and potential customers upon the ratings assigned to property and casualty insurance companies. Each of the U.S. Insurance Subsidiaries and Highlands have been assigned as "A-" (Excellent) rating by A.M. Best.

The National Association of Insurance Commissioners (NAIC) has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk with respect to a company's mix of products and its balance sheet. Highlands' authorized control level RBC, as defined by the NAIC, was $58.9 million on December 31, 1995 which was substantially below Highlands' existing capital of $178.7 million. The other U.S. Insurance Subsidiaries have an RBC amount above the authorized control level RBC as defined by the NAIC.

The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies operating in their respective states. IRIS helps to identify those companies that merit the highest priority in the allocation of the regulators' resources on the basis of eleven financial ratios which are calculated annually from financial information obtained from insurers' statutory annual statements.
A "usual range" of results for each ratio is used as a benchmark.
The ratios and benchmark comparisons are calculated within defined parameters and are not intended to replace the Insurance Commissioners' own in-depth financial analysis or on-site examinations. Departure from the usual range on four or more of the ratios could lead to inquiries from individual Commissioners.

An annual range of ratio results has been established from studies of the ratios for companies that have become insolvent or have experienced financial difficulties falling outside the usual range. The analytical phase is a review of annual statements and the financial ratios. Companies that receive financial ratio values outside the usual range generally are analyzed in order to identify those companies that appear to require immediate regulatory attention. A more comprehensive review of the ratio results in an insurer's annual statement is performed later to confirm that an insurer's situation in fact calls for increased and closer regulatory attention. If the review confirms that the insurer's situation should be accorded the highest priority in the Insurance Commissioners' surveillance process, the insurer receives a "first priority" designation. Highlands received "first priority" designation as a result of the review of its financial ratio results and statutory annual statements for 1995. The primary reason Highlands received a "first priority" designation was due to the large reserve increase it recorded in 1995. Highlands' statutory surplus decreased by $75.4 million in 1995, principally as a result of a third quarter charge (see "1995 Third Quarter Charge"), and was $178.7 million as of December 31, 1995.

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

Based on the Company's evaluation of the financial condition of its reinsurers, the Company has established reserves for potentially uncollectible reinsurance which amounted to $2.4 million and $4.6 million as of September 30, 1996 and December 31, 1995, respectively. Additionally, at September 30, 1996, the Company has retained $14.1 million of ceded reserves related to potentially uncollectible reinsurance.

Part II Other Information

Item 1. Legal Proceedings

On May 15, 1991, Weatherford Roofing Company and other plaintiffs commenced an action against Employers National Insurance Company in the 116th Texas State District Court in Dallas County, Texas, alleging that they had been overcharged for workers' compensation insurance. On April 23, 1992, the plaintiffs amended their petition to allege a class action on behalf of all employers overcharged for workers' compensation insurance purchased between 1989 and 1992 to cover Texas employees. On April 18, 1994, Highlands and Highlands Underwriters Insurance Company were added to the action as named defendants. The lawsuit, styled
Weatherford Roofing Company, et al. v. Employers National Insurance Company (Case No. 91-05637), alleges, among other things, that the defendants conspired to charge rates of premium for retrospectively rated insurance policies that exceeded rates then permitted under applicable Texas law and regulations. On July 2, 1996, the named plaintiffs and a group of 14 insurance company defendants, including the Company, entered into a settlement agreement (the "Settlement Agreement"), and said agreement has received preliminary approval of the court.
Pursuant to the terms of the Settlement Agreement, in July of 1996, notification of the settlement was published in several Texas newspapers and mailed to all insureds within the settlement class. The insureds that have elected to opt-out will not impact Highlands or terminate the Settlement Agreement. Final approval of the agreement and the distribution of the settlement fund should occur in the last quarter of 1996. At the final approval hearing, it is anticipated that there will be objections to the amount of the legal fees of the plaintiffs' attorneys. However, the Company still anticipates that the Settlement Agreement will be approved by the court. The Company's liability, pursuant to the terms of the Settlement Agreement, is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial position of the Company. In the event that the Court does not approve the Settlement Agreement due to an appeal or any other reason, the Company would continue to defend this matter and its resolution could have a material adverse effect on results of operations of the Company in the period in which the matter is resolved.

In November 1988, the State of California adopted by ballot initiative Proposition 103, a comprehensive system of regulation applicable to all property and casualty insurance written in California. Proposition 103 does not apply to workers' compensation insurance or reinsurance. Proposition 103 provided, among other things, that rates for automobile and certain other insurance policies issued or renewed on or after November 8, 1988 be rolled back to levels of November 8, 1987 and then reduced by an additional 20%. In January 1995, the State of California notified the Company that it believed that the Company had a premium rollback obligation to policyholders under Proposition 103 in the amount of $2.7 million, plus interest. On April 18, 1995, the Department of Insurance of the State of California issued a Notice of Hearing Re Proposition 103 Rollback Exemption Application In the Matter of the Rate Rollback Liability of Highlands and Highlands Underwriters Insurance Company.
Subsequent to the issuance of the Notice of Hearing, there was a Prehearing Conference Order and several motions regarding the extent and nature of discovery. On June 30, 1995, Highlands and Highlands Underwriters Insurance Company mailed a settlement offer to the Insurance Commissioner of the State of California, which was rejected by the Commissioner on July 18, 1995. During the third quarter of 1995, the Company determined that it was probable that there would be an unfavorable outcome with respect to this matter in excess of established reserves and legal reserves were accordingly increased. In December of 1995, a decision was entered in the matter of Amwest Surety Insurance Company v. Pete Wilson, et al. In that case, the Supreme Court of the State of California determined that surety insurance would be subject to Proposition 103. There were hearings pursuant to the above-referenced Notice of Hearing during May and June of 1996 at which the California Department of Insurance ("DOI") asserted that the rollback obligation of Highlands and Highlands Underwriters Insurance Company was $3.9 million, plus interest, for a total amount of $6.5 million. In connection with such hearing, the administrative law judge is expected to render a decision regarding the Company's rollback liability during the last quarter of 1996. Subsequent to the June, 1996 hearing, the Company re-evaluated its legal reserves, and such reserves were increased by $1 million to reflect the Company's current estimate of its most probable loss. The
Company continues to believe that it has meritorious defenses to a rollback liability, and if the decision of the administrative law judge at the referenced hearing is adverse to the Company, it is the current intention of the Company to appeal such decision.

Item 6:   Exhibits and Reports on Form 8-K.

     a)   Exhibits

          (12) Computation of Earnings Per Share (page 28)

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

          The Registrant filed a Form 8-K Current Report, dated
          August 30, 1996, pertaining to changes in Registrant's certifying accountant.


SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)



Date:        November 7, 1996   By   /s/  Richard M. Haverland
                                --------------------
                                Richard M. Haverland
                                Chairman, President and Chief
                                Executive Officer
                                (Authorized Signatory)

Date:        November 7, 1996   By   /s/  Charles J. Bachand
                               ------------------
                               Charles J. Bachand
                               Vice President, Treasurer and
                               Principal Accounting Officer
                               (Authorized Signatory)

















        HIGHLANDS INSURANCE GROUP, INC. AND SUBSIDIARIES
            COMPUTATION OF EARNINGS (LOSS) PER SHARE

          (In thousands, except for per share amounts)

                               Three Months Ended    Nine Months Ended
                                 September 30,         September 30,
                               ------------------     ----------------
                                1996       1995       1996       1995
                               --------  --------   --------   --------

EARNINGS (LOSS):
Primary (1):
Net income (loss), as         $ 1,233   $(123,243)  $(2,059)  $(118,065)
   reported                  ========    ========  ========    ========
Fully diluted (1)(2):
Net income (loss), as
   reported                   $ 1,233   $(123,243)  $(2,059)  $(118,065)
                             ========    ========   ========   ========

SHARES:

Primary(1):
Number of common shares
   outstanding, per
   consolidated financial
   statements                  11,448     11,448      11,448    11,448
                              ========   ========   ========   ========


Fully diluted(1)(2):
Weighted average number of
   common shares outstanding,
   per consolidated financial
   statements                  11,448     11,448      11,448    11,448
                             ========   ========    ========  ========


EARNINGS PER COMMON SHARE:
  Primary                     $   .11   $(10.77)    $  (.18)  $ (10.31)
                             ========   ========    ========  ========
  Fully diluted               $   .11   $(10.77)    $  (.18)  $ (10.31)
                             ========   ========    ========  ========

1. Common stock purchase warrants and stock options are considered common stock equivalents and were antidilutive for the periods presented.

2. The assumed effects (issuance of common stock and elimination of debt expense from results of operations) of the conversion of the convertible subordinated debt were antidilutive for all periods presented.