Form 10-K
period 1996-12-31
HIGHLANDS INSURANCE GROUP INC
filed 1997-03-26
CIK 1002816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                               ----------------

                        HIGHLANDS INSURANCE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    1-14028
                           (COMMISSION FILE NUMBER)

              DELAWARE                                 75-2370945
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


        10370 RICHMOND AVENUE                             77042
           HOUSTON, TEXAS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                (713) 952-9555
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS         ON WHICH REGISTERED
          -------------------       -----------------------
      Common Stock, $.01 Par Value  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 21, 1997, was $251,792,486 (based on $22 per share). At March 21, 1997, the Registrant had outstanding 11,451,541 shares of its Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement to be filed with the Securities and Exchange commission within 120 days of December 31, 1996 is incorporated by reference in Part III of this 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

     ITEM                                                                  PAGE
     ----                                                                  ----
  1. Business............................................................    3
  2. Properties..........................................................   19
  3. Legal Proceedings...................................................   19
  4. Submission of Matters to a Vote of Security Holders.................   20

                                    PART II

  5. Market for Company's Common Equity and Related Stockholder Matters..   20
  6. Selected Financial Data.............................................   21
  7. Management's Discussion and Analysis of Financial Condition and
      Results of Operation...............................................   22
  8. Financial Statements and Supplemental Data..........................   36
  9. Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   36

                                    PART III

 10. Directors and Executive Officers of the Registrant..................   36
 11. Executive Compensation..............................................   36
 12. Security Ownership of Certain Beneficial Owners and Management......   36
 13. Certain Relationships and Related Transactions......................   36

                                    PART IV

 14. Financial Statements, Exhibits and Reports on Form 8-K..............   37

                                    PART I

ITEM 1: BUSINESS.

 General

  Highlands Insurance Group, Inc. (the "Company") is a regional insurance holding company that, through Highlands Insurance Company ("Highlands") and its other insurance subsidiaries (collectively, the "Insurance Subsidiaries", and, other than Highlands Insurance Company (U.K.) Limited ("Highlands (UK)") the "U.S. Insurance Subsidiaries"), is primarily engaged in the commercial property and casualty insurance business. Until January 23, 1996, the Company was a wholly-owned subsidiary of Halliburton Company ("Halliburton"). On such date, the shares of the Company's common stock (the "Company Common Stock") were distributed to holders of record of common stock of Halliburton on January 4, 1996 in the form of a dividend (the "Distribution"). Pursuant to the Distribution, one share of Company Common Stock was distributed for each ten shares of Halliburton common stock owned by the Halliburton stockholders.

  The Company's principal product lines are workers' compensation insurance (representing 38% of gross premiums written in 1996), general liability insurance (representing 20% of gross premiums written in 1996), commercial automobile liability insurance (representing 15% of gross premiums written in 1996) and ocean and inland marine insurance (representing 11% of gross premiums written in 1996) and certain others, principally bonds, commercial property insurance and assumed reinsurance, which represented in the aggregate 16% of gross premiums written in 1996. The principal customers of the Company are Halliburton and its affiliates ("Insurance Services"), relatively large third party and smaller complex commercial accounts ("Special Accounts") and medium to small third party commercial accounts ("Commercial Insurance") and commercial marine products ("Marine").

  Highlands was incorporated in 1957 as a Texas domiciled insurer to write workers' compensation insurance for Brown & Root, Inc., an engineering and construction company that Halliburton acquired in 1962. In 1964, Highlands expanded its operations to offer insurance coverage to third parties. Since then, the proportion of the Company's business derived from unaffiliated parties has dramatically increased, but Halliburton and its affiliates continue to be the Company's largest customer, representing 19% of the Company's gross premiums written in 1996. In connection with the Distribution, the Company and Halliburton negotiated a four year Insurance Products and Services Agreement covering the retention and pricing of coverages written for Insurance Services.

  Special Accounts include a group of relatively large commercial customers (standard premium over $1 million) engaged in heavy industries, including oil and gas exploration and production, construction, engineering, and certain other smaller but complex commercial accounts. Special Accounts represented 21% of the Company's gross premiums written in 1996. Because of the Company's relationship with Halliburton, its Special Accounts division has developed particular expertise in underwriting, pricing and providing the specialized service and products required by complex commercial accounts. The policies written for these customers often have high deductibles or are retrospectively rated, which results in significant risk retention by the insured. However, on less complex risks, a guaranteed cost program is available.

  To take advantage of its knowledge of large, heavy industry risks, the Company devotes significant resources to writing Commercial Insurance that have risks similar to those of Insurance Services and Special Accounts. Commercial Insurance business is sold through independent insurance agents. Because the coverage and servicing needs of small and medium-sized commercial accounts are somewhat different from those of large commercial customers, in 1996 the Company established a separate business unit for small and medium-sized customers with its own underwriting, claims and marketing personnel. Commercial Insurance represented 39% of the Company's gross premiums written in 1996.

  Marine coverage insures business against losses related to waterborne vessels and their cargo. The Company offers ocean marine coverage which can be divided into four categories: (i) ocean marine hull which provides physical damage coverage for the ship itself, (ii) ocean marine cargo for coverage of goods while in transit, (iii) ocean marine freight which protects the insured against loss of shipping costs and (iv) ocean marine protection and indemnity, which provides marine liability insurance. Ocean marine is underwritten mainly on the West Coast of the United States, including Hawaii and Alaska, and along the Gulf of Mexico.

  The remainder of 1996 gross premiums written was derived from bonds and assumed reinsurance. See "--Products--Other."

  The Company is licensed to write property and casualty insurance in all 50 states, but is currently focused on companies headquartered in Texas and Louisiana. For the year ended December 31, 1996, approximately 60% and 10% of the Company's gross premiums written related to Texas and Louisiana, respectively.

  The Company has discontinued or curtailed three of its previous product lines (the "Discontinued Lines"), specifically business originated by the Company's London operations (representing approximately 2% of gross premiums written in 1996), an umbrella/excess liability policy program (which did not represent any gross premiums written in 1996) and assumed casualty and property reinsurance contracts (representing approximately 2.5% of gross premiums written in 1996). The Company has ceased to write the Discontinued Lines. During the third quarter of 1995, the Company recorded a $117.0 million charge relating to loss and loss adjustment expense reserves, $81.3 million of which related to the Discontinued Lines. Although the Company's loss and loss adjustment expense reserves were strengthened significantly, the Company's business will continue to be exposed to potential changes in the estimated ultimate liability for settlement of claims relating to the Discontinued Lines. In addition, in 1996 the Company began to exit personal lines in Texas, Florida property and the probate bond business which in total accounted for 6% of 1996 gross premiums written.

  The Company purchases reinsurance to limit its maximum loss, to provide greater diversification of risks and to minimize exposures on larger risks. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsured liable to the reinsured to the extent of the reinsurance ceded. The Company's most significant concentration of reinsurance credit risk is with underwriting syndicates at Lloyds, amounting to approximately $111.2 million of which $90.2 million is carried by the Company's subsidiary, Highlands (UK), as of December 30, 1996. See "--Regulation" regarding regulation of Highlands
(UK) in the United Kingdom.

  The Company follows conservative investment practices and manages its investment portfolio internally. As of December 31, 1996, 89% of the Company's investment portfolio consisted of fixed maturity securities and 100% of such fixed maturity securities were rated investment grade.

  The U.S. Insurance Subsidiaries share Highlands' "A-"(Excellent) rating assigned by A.M. Best.

INVESTMENT TRANSACTIONS

  Upon consummation of the Distribution, the Company sold an aggregate of $60 million in principal amount of the Company's 10% Convertible Subordinated Debentures due December 31, 2005, (the "Debentures") together with detachable Common Stock Subscription Warrants, Series A and Series B (the "Series A Warrants" and "Series B Warrants," respectively, and, collectively, the "Warrants") to Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. ("IP" and "IP Bermuda," respectively, and, collectively, the "Investors") pursuant to the terms of an Investment Agreement dated October 10, 1995 (as amended, the "Investment Agreement"). The Investors assigned the rights to purchase $2.85 million of the Debentures, together with a proportionate amount of the Warrants, to Mr. Richard M. Haverland, the Company's Chief Executive Officer, and certain members of management of the Company (the "Management Investors"). Additionally, the Company has issued to the Management Investors an additional $2.85 million in principal amount of the Company's 10% Convertible Subordinated Debentures, Series 2, due December 31, 2005, (the "Management Debentures"), together with Common Stock Subscription Warrants Series A-2 and Series B-2 (the "Management Warrants", and, collectively with the Management Debentures, the "Management Securities"). The consideration paid by the Management Investors to the Company for the Management Securities consisted of an aggregate of $2.85 million in principal amount of individual promissory notes made by the Management Investors without personal recourse and secured by the Management Securities. See, Item 13: "Certain Relationships and Related Transactions."

  The net proceeds from these transactions (approximately $54 million) have been retained by the Company. Approximately $10 million of such funds were used to make a capital injection into Highlands. In the aggregate, the Debentures, Warrants and Management Securities entitle the Investors and the Management Investors to purchase approximately 44% of the Company Common Stock for an aggregate investment of up to approximately $128 million (including the $62.85 million that was initially paid for the Debentures, Warrants and Management Securities). In connection with the investment transactions described above, two principals of Insurance Partners Advisors, L.P. ("IP Advisors") have been elected to serve on the Board of Directors of the Company. IP Advisors is a management company that serves as the investment advisor to the Investors.

PRODUCTS

  The Company underwrites commercial property and casualty coverage, primarily workers' compensation, general liability and commercial automobile insurance. Policies are frequently sold on a "package" basis including all three policy lines. Policies written for Insurance Services and Special Accounts are generally underwritten on a high deductible or retrospectively rated basis, with significant risk retention by the insured. Policies written for Commercial Insurance are generally on a fixed premium basis where the insured generally has little or no retained risk. The Company seeks to be responsive and flexible in providing enhancements to its policies that meet the needs of particular customers. Additionally, the Company underwrites marine insurance which is unrelated to the commercial property and casualty products.

  The following table sets forth by product line the Company's gross premiums written for the periods indicated:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996  1995  1994
                                                              ------ ----- -----
                                                                (IN MILLIONS)
      Workers' compensation.................................. $ 60.5  76.1  90.6
      General liability......................................   32.4  62.0  78.7
      Commercial automobile..................................   23.3  28.8  30.0
      Marine.................................................   17.9  18.3  17.4
      Other..................................................   21.2  42.6  58.9
      Highlands (UK).........................................    3.2   6.6  17.2
                                                              ------ ----- -----
        Total................................................ $158.5 234.4 292.8
                                                              ====== ===== =====

  Gross premiums written have been redefined for all periods presented to include the effects of changes in premiums due under retrospective policies. Such changes were previously recorded only as net premiums earned.

  Workers' Compensation. Workers' compensation coverage insures employers against medical and indemnity claims resulting from injuries related to work. According to A.M. Best in 1995, the latest year for which information is available, the Company was the eighth largest writer of workers' compensation insurance in Texas, with 3.7% of the total estimated market of $1.27 billion of premiums written on a direct basis. As a result of legislative changes affecting the Texas insurance market, beginning with Senate Bill 1 of 1990 aimed at workers' compensation reform, which was upheld by the Texas Supreme Court, the Texas insurance climate has become increasingly favorable. As a result, statewide workers' compensation loss ratios on a direct basis steadily improved since the time such Bill went into effect. This favorable climate has resulted in increased competition and worsening underwriting results.

  General Liability. General liability coverage insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold. According to A.M. Best in 1995, the latest year for which information is available, the Company was the twenty-fourth largest writer of general liability insurance in Texas with 1.0% of the total estimated market of $1.49 billion of premiums written on a direct basis.

  Commercial Automobile. Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property. This product line is primarily offered in connection with the Company's other primary insurance products. According to A.M. Best in 1995, the latest year for which information is available, the Company was the twenty-first largest writer of commercial automobile insurance in Texas with 1.8% of the total estimated market of $1.29 billion of premiums written on a direct basis.

  Marine. Marine coverage insures business against losses related to waterborne vessels and their cargo. The Company offers ocean marine coverage which can be divided into four categories: (i) ocean marine hull which provides physical damage coverage for the ship itself, (ii) ocean marine cargo for coverage of goods while in transit, (iii) ocean marine freight which protects the insured against loss of shipping costs and (iv) ocean marine protection and indemnity, which provides marine liability insurance.

  Other. In addition to its primary product lines above, the Company also underwrites surety bonds, property coverage and reinsurance assumed. For the year ended December 31, 1996, reinsurance assumed and bond coverages accounted for $3.9 million and $8.5 million in gross premiums written, respectively. For the year ended December 31, 1996, $6.2 million of the Company's gross premiums written were probate bonding business. Effective March 1, 1996, the Company reinsured 100% of its inforce probate bond policies, subject to a profit sharing arrangement. As a result of the sale and reinsurance, net premiums written from the probate bonding business were significantly reduced in 1996. Additionally, the Company began to cease writing Texas personal lines products during the first quarter of 1996 which resulted in diminished property premiums for 1996.

  Highlands (UK). For a description of the Company's discontinued business in the United Kingdom, see "--Discontinued Lines" and "Company Management's Discussion and Analysis of Financial Condition and Results of Operations-- Discontinued Lines."

  Types of Policies. Approximately 61% of the Company's gross premiums earned in 1996 related to policies written on a traditional fixed premium basis whereby the customer receives stated levels of coverage in return for a fixed premium over the policy term. The balance of the Company's insurance premiums are written on policies subject to retrospective rating or individually negotiated high deductible fixed premium policies.

  Premiums for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the actual loss experience of the insured during the policy period. Experience rated contracts reduce but do not eliminate risk to the insurer. The Company estimates ultimate losses for the retrospectively rated policies and then adjusts earned premiums and premiums due from policyholders under retrospectively rated policies for changes in the estimated ultimate losses from the prior valuation.

  High deductible policies are similar to retrospectively rated policies in terms of the level of risk retention by the insured. Under a high deductible policy, the insured deposits an estimated deductible amount with the insurer, which amount is generally adjusted quarterly to reflect loss payments under the deductible. Amounts within the deductible limit are not recorded as premiums or losses. Consequently, premiums on a high deductible policy generally are significantly lower than on a retrospectively rated plan. In addition, inward cash flows on high deductible policies are generally slower than for retrospectively rated policies and, thus, the opportunity for investment income is reduced.

  As indicated above, generally the insurance products written for Insurance Services have been on the basis of negotiated retrospectively rated premiums or high deductibles. The Company believes that accounts the size of the Insurance Services business would, in accordance with practice prevalent in the property and casualty insurance industry, be based on negotiated retrospectively rated premiums and high deductibles and that, due to the negotiating strength of such accounts, the terms of the insurance products involved may not comport with the terms, including pricing terms, of workers' compensation or general liability policy forms published or approved by state regulatory authorities.

  The regulatory authorities of certain states, including Texas, have in recent years and under certain circumstances permitted fully negotiated workers' compensation and general liability policies and plans and will accept such policies or plans when filed as required under the related statutes and regulations. In February of 1996, the Company filed the Insurance Services workers' compensation plan with the Texas Department of Insurance and the regulatory authorities of those other states which permit fully negotiated contracts. Some state regulatory authorities, however, do not recognize fully negotiated insurance policies or plans and, accordingly, such policies or plans may not comply with all of the applicable laws and regulations in such jurisdictions.

  To the extent that the existing insurance products written for Insurance Services and future insurance policies or plans written pursuant to the Insurance Products and Services Agreement do not comply with applicable laws and regulations relating to rates and forms of insurance policies or plans, Halliburton has released the Company with respect to any claims by Halliburton and/or any of its affiliates that such insurance policies or plans do not so comply and has indemnified the Company with respect to certain losses arising under any of such insurance policies or plans. It is possible, however, that such policies or plans may in the future become the subject of regulatory review and that regulatory sanctions may result which may prohibit enforcement of such policies or plans, limit or deny the Company's ability to issue such policies or plans in the future and may include fines and other penalties. Nonetheless, the Company believes that, based on the foregoing facts and those surrounding the issuance of such policies, the likelihood of the imposition of any such sanctions that would have a material adverse effect on the financial position and results of operations of the Company is remote.

  In addition, certain of the workers' compensation, general liability and commercial automobile insurance products written for the Special Accounts are based on negotiated retrospectively rated premiums or high deductibles. The Company believes that this practice is consistent with the practice prevalent in the property and casualty insurance industry as it relates to large commercial accounts, particularly in those product lines. Certain of such products may not strictly comply with the laws and regulations of certain states that do not provide for the negotiation of forms of, and rates under, such insurance products.

GEOGRAPHIC FOCUS

  Substantially all of the Company's business relating to its three primary product lines is written for companies headquartered in Texas or Louisiana. The Company's larger commercial customers often have employees and operations in several other states. In order to write policies covering all of an insured's operations, the Company is licensed to write property and casualty insurance in all 50 states and the District of Columbia. The Company's marine business is primarily written for insureds located along the Gulf of Mexico and on the West Coast of the United States, including Hawaii and Alaska, and its probate bonds were primarily written for insureds located in California. The following table sets forth by jurisdiction the Company's gross premiums written, allocated to such jurisdictions for the U.S. Insurance Subsidiaries based on the location of risks underwritten and for Highlands (UK) without regard to the location of risks underwritten, for the periods indicated.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996  1995  1994
                                                              ------ ----- -----
                                                                (IN MILLIONS)
      Texas.................................................. $ 95.4 121.4 154.9
      Louisiana..............................................   16.4  32.7  24.1
      California.............................................    7.9   9.0  23.9
      Florida................................................    3.8   5.3   5.9
      Other..................................................   31.8  59.4  66.8
      Highlands (UK).........................................    3.2   6.6  17.2
                                                              ------ ----- -----
        Total................................................ $158.5 234.4 292.8
                                                              ====== ===== =====

CUSTOMER BASE

  The following table shows, for the periods indicated, the allocation of the Company's gross premiums written by customer type:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996  1995  1994
                                                              ------ ----- -----
                                                                (IN MILLIONS)
      Commercial Insurance................................... $ 61.9  90.5  97.3
      Insurance Services.....................................   30.3  55.9  44.3
      Special Accounts.......................................   32.7  41.1  77.9
      Marine.................................................   17.9  18.3  17.4
      Other..................................................   15.7  28.6  55.9
                                                              ------ ----- -----
                                                              $158.5 234.4 292.8
                                                              ====== ===== =====

  Commercial Insurance. Commercial Insurance products are targeted at small to medium-sized industrial businesses with standard premiums under $1 million, including special trade contractors, wholesale durable goods, retail building materials, machine shops and tool manufacturing. The Company provides its primary commercial products through independent insurance agencies serviced by two full service branch offices and four service centers located throughout Texas and Louisiana. The Company has assessed its distribution and service systems including the number of locations required to provide such services. As a result of this assessment, several locations were closed during 1996. The Company currently underwrites over 10,000 policies through its branch distribution system.

  Insurance Services. Insurance Services includes coverages written for Halliburton. These two accounts represented 20% of the Company's gross premiums written in 1996, comprised mostly of premiums for workers' compensation and general liability insurance. These policies are written on a high deductible or retrospectively rated basis. The decrease of gross premiums written for Insurance Services for the year ended December 31, 1996 as compared to the same period of 1995 is primarily the result of lower incurred losses subject to retrospectively rated policies. The Company views this coverage as substantially service-based business. In connection with the Distribution, the Company and Halliburton have negotiated a four year contract covering the retention and pricing of Insurance Services business. For further information regarding this contract, see Item 13: "Certain Relationships and Related Transactions."

  Special Accounts. The Company's Special Accounts business currently serves approximately 20 relatively large industrial clients whose insurance needs require specialized service capabilities and flexible coverage programs. While Special Accounts generally have standard premiums in excess of $1 million, operators of oil and gas leases are also handled as Special Accounts, regardless of size, due to their complex nature. Special Accounts' programs frequently include workers' compensation, general liability, auto liability and other coverages and are generally written on a high deductible or retrospectively rated basis with significant risk retention by the insured. The ten largest Special Accounts have been customers of the Company for an average of 12 years, and accounted for $14 million of the Company's gross premiums written in 1996. The decrease of gross premiums written for Special Accounts for the year ended December 31, 1996 as compared to 1995 is primarily the result of the loss of seven clients, and lower incurred losses for retrospectively rated policies.

  Marine. The Marine Division business consists of a mix of commercial marine products. Approximately 35% of the business emanates from operations based on the West Coast of the United States, including Hawaii and Alaska, most of which is commercial fishing business. The remaining 65% of the business emanates from operations along the Gulf of Mexico and predominately consists of commercial fishing, tug and barge, oilfield support vessels and maritime employer's liability business. As part of the Company's assessment of its distribution and service systems, this business was consolidated from two branches to one during 1996.

  Other. Consists primarily of those insured against probate and performance bond risks and the Discontinued Lines.

MARKETING

  The Company markets its insurance products (other than products written for Insurance Services) through approximately 300 licensed independent insurance agents. Frequently, licensed insurance brokers are involved with placements to Special Accounts. The Company believes it is well known within the insurance brokerage and agency communities in the region in which it operates. In 1996, the Company's ten largest agents and brokers wrote approximately 25% of the Company's premiums (excluding Insurance Services business).

  The Company seeks to establish long-term relationships with well-established agencies and to focus business on those agencies with a proven track record. Because the Company offers its product lines only through independent insurance agencies, its relationships with those agencies are critical to the continued success of its business. The Company has fostered close working relationships between agents and Company personnel to facilitate effective marketing, claims servicing and consistent application of the Company's underwriting guidelines. In selecting agencies for new appointments, the Company considers the following criteria: a record of profitability and financial stability, an experienced and professional staff, a marketing plan for future growth and profitability and a perpetual plan for successor management. Once appointed, each agency's performance is carefully monitored.

CLAIMS

  Claims for Commercial Insurance are currently handled by the Company's two branch offices and four service centers located throughout the Company's operating territory. To help ensure efficient claims settlements, the Company authorizes almost all claims to be settled by adjusters located in these offices as rapidly and cost effectively as is practical. The Company has assessed its distribution and service systems, including the number of locations required to provide such services. As a result of this assessment, several locations were closed during 1996. Commercial Insurance performed a review of its need for 13 claim locations and, as a result thereof, has reduced the number of locations to six. For the Company's Special Accounts, claims are processed centrally at the Company's main office in Houston. In addition, for some of the Company's largest accounts, including Insurance Services, the Company maintains on-site adjusters to assist in settling claims. The Company primarily uses independent adjusters in areas outside the two branch offices and four service centers.

  Loss Prevention. The Company maintains a loss control operation in each production and service branch that is committed to providing loss prevention service to customers as well as complying with state regulatory requirements and assisting underwriters in the risk section and pricing process. Because worker's compensation is a major line for both the Commercial Insurance and Special Accounts Divisions, loss control services include management consultation, on-site inspections, supervisor training and a loan-free video library. Services provided to underwriters include inspections, estimation of building replacement costs, risk assessment and recommendations for improving the risk.

DISCONTINUED LINES

  The Company currently has three lines of business which have been discontinued or curtailed but which continue to generate revenue and claims that affect the Company's results of operations: (i) business generated by the Highlands London Branch and Highlands (UK); (ii) certain umbrella/excess liability policies; and (iii) assumed casualty and property reinsurance. The Company has outsourced the claims handling and run-off management of the Highlands London Branch and Highlands (UK) to Eastgate Group Limited ("Eastgate"). Eastgate is a professional run-off company doing business in the United Kingdom. The decision to outsource these operation resulted in the reduction of personnel and the elimination of the need for leased office space. The costs associated with the restructuring and future run-off were previously accrued for in the operations of Highlands London Branch and Highlands (UK). For additional information regarding Discontinued Lines and loss and loss adjustment expense reserves for Discontinued Lines, see Item 7:
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Lines" and "--Results of Operations--1995 Third Quarter Charge."

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

  Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The Company's current loss and loss adjustment expense reserves were reviewed quarterly by the Company's internal actuaries and at year end by the Company's independent actuaries. The Company's independent actuary certified its 1996 loss and loss adjustment expense reserves for the U.S. Insurance Subsidiaries as required for its statutory filings.

  The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. As part of the reserving process, insurers review historical data and consider the impact of various factors such as trends in claims frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for subsequently evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy of reserves is affected by many factors.

  When a claim is reported to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific types of claims. These are increased or decreased as deemed necessary by the Company's claims department, after evaluating, among other things, coverage, liability and severity of subsequent developments and periodic reviews of the cases. In addition, case reserves are established for adjustment and litigation expenses and litigation expenses paid to third parties on a per claim basis.

  In accordance with industry practice, the Company maintains reserves for estimated unreported losses. These reserves are established to provide for claims which have been incurred but not yet reported ("unreported losses") and to provide for adverse development in case reserves. A significant portion of the Company's loss reserve is the reserve relating to unreported losses. These reserves, by definition, are not set up for specific claims. In calculating reserves for unreported losses, therefore, the Company estimates the ultimate net liability for losses using various techniques. Such reserves are established based on loss experience and are grouped both by class of business and by accident year. Reserve adjustments relating to unreported losses are also made to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses over time.

  During the loss adjustment period, additional facts regarding individual claims may become known. As the Company becomes aware of additional facts, it may become necessary for it to refine and adjust liability estimates, and even after adjustment, the ultimate net liability for claims may be less than or greater than the revised estimates.

  The following table presents a reconciliation of total beginning and ending reserve balances for loss and loss adjustment expense for the periods indicated.

                                                     1996      1995      1994
                                                  ---------- --------- ---------
Balance at January 1............................. $1,253,627 1,149,173 1,225,242
  Less--Reinsurance recoverables.................    599,558   557,096   627,285
                                                  ---------- --------- ---------
Net balance at January 1.........................    654,069   592,077   597,957
                                                  ---------- --------- ---------
Incurred related to--
  Current year...................................    133,717   156,683   159,431
  Prior year--
    Asbestos.....................................      4,645    50,027    10,160
    Environmental................................      1,912    31,768    15,879
    All other....................................     16,315    61,775    38,845
                                                  ---------- --------- ---------
  Total prior year...............................     22,872   143,570    64,884
                                                  ---------- --------- ---------
    Total incurred...............................    156,589   300,253   224,315
                                                  ---------- --------- ---------
Paid related to--
  Current year...................................     37,020    39,846    45,609
  Prior year--
    Asbestos.....................................      4,871    10,550     2,830
    Environmental................................      2,984     6,080     3,650
    All other....................................    155,666   181,785   178,106
                                                  ---------- --------- ---------
  Total prior year...............................    163,521   198,415   184,586
                                                  ---------- --------- ---------
    Total paid...................................    200,541   238,261   230,195
                                                  ---------- --------- ---------
    Net balance at December 31...................    610,117   654,069   592,077
    Add--Reinsurance recoverables................    546,707   599,558   557,096
                                                  ---------- --------- ---------
Balance at December 31........................... $1,156,824 1,253,627 1,149,173
                                                  ========== ========= =========

  The loss reserve experience of the Company, as reflected on the basis of generally accepted accounting principles ("GAAP"), is shown in the following table, which represents the development of balance sheet reserves (net of reinsurance) for calendar years 1986 through 1996. The top three lines of the table reconcile gross loss and loss adjustment expense reserves to net loss and loss adjustment expense reserves for calendar years 1992 through 1996. The upper section of the table shows the cumulative amount paid with respect to the previously recorded reserves as of the end of each succeeding period. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding period. In addition, the table also presents the gross re-estimated reserve liability as of the latest re-estimation period. The Company did not restate data for years prior to 1992 in this table for presentation on a gross basis. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. The cumulative (deficiency) redundancy represents the aggregate change in the estimates over all prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate deficiencies or redundancies based on this table.

                      1986       1987       1988       1989       1990      1991       1992        1993        1994        1995
                    ---------  ---------  ---------  ---------  --------  --------  ----------  ----------  ----------  ----------
                                                                 (DOLLARS IN THOUSANDS)
Gross reserves for
 loss and loss
 adjustment
 expense..........  $      --         --         --         --        --        --   1,393,352   1,225,242   1,149,173   1,253,627
Deduct:
 Reinsurance
 recoverable......         --         --         --         --        --        --     827,381     627,285     557,096     599,558
Net reserves for
 loss and loss
 adjustment
 expense..........    361,335    408,950    452,448    493,818   540,818   652,925     565,971     597,957     592,077     654,069
Paid (cumulative)
 as of:
  One year later..    122,859    147,950    165,380    207,948   236,070   263,755     268,072     184,586     198,415     163,521
  Two years later.    212,571    237,910    283,703    344,994   419,791   420,876     395,244     333,366     323,737
  Three years
   later..........    269,291    309,634    353,811    448,667   510,739   518,442     513,135     426,022
  Four years
   later..........    318,590    346,990    419,100    516,833   573,504   608,865     587,726
  Five years
   later..........    341,760    394,264    468,899    555,134   638,963   668,889
  Six years later.    381,433    432,624    497,568    605,691   685,578
  Seven years
   later..........    413,178    451,878    540,202    641,245
  Eight years
   later..........    429,542    486,604    569,297
  Nine years
   later..........    461,705    511,420
  Ten years later.    484,810
Paid (cumulative)
 as of:
  One year later..                                                                     583,108     405,885     284,446     209,265
  Two years later.                                                                     920,199     635,683     452,854
  Three years
   later..........                                                                   1,113,503     767,095
  Four years
   later..........                                                                   1,226,508
Net liability re-
 estimated as of:
  End of year.....    361,335    408,950    452,448    493,818   540,818   652,925     565,971     597,957     592,077     654,069
  One year later..    407,129    443,859    479,617    544,574   653,379   694,248     688,811     662,841     735,647     676,940
  Two years later.    426,544    450,217    518,162    627,917   725,661   785,147     772,020     788,454     750,941
  Three years
   later..........    434,292    472,133    565,941    667,812   772,614   828,241     894,071     805,313
  Four years
   later..........    450,119    511,098    585,565    714,290   824,126   938,216     915,163
  Five years
   later..........    481,442    530,147    631,570    765,856   925,216   957,726
  Six years later.    500,275    558,648    680,821    863,909   943,067
  Seven years
   later..........    524,224    606,456    772,322    872,101
  Eight years
   later..........    570,760    692,315    776,353
  Nine years
   later..........    658,295    691,448
  Ten years later.    655,333
Net deficiency....   (293,998)  (282,498)  (323,905)  (378,283) (402,249) (304,801)   (349,192)   (207,356)   (158,864)    (22,871)
Impact of 1995
 Third Quarter
 Charge...........     80,241     79,995     84,482     88,701    90,501    96,640     103,483     107,594     117,000          --
Remaining net
 deficiency.......   (213,757)  (202,503)  (239,423)  (289,582) (311,748) (208,161)   (245,709)    (99,762)    (41,864)    (22,871)
Gross re-estimated
 liability as of:
  End of year.....                                                                   1,393,352   1,225,242   1,149,173   1,254,489
  One year later..                                                                   1,636,022   1,413,673   1,445,913   1,255,351
  Two years later.                                                                   1,811,827   1,693,009   1,422,645
  Three years
   later..........                                                                   2,102,378   1,671,282
  Four years
   later..........                                                                   2,087,253
Gross cumulative
 deficiency.......                                                                    (693,901)   (446,040)   (273,472)       (862)
                                                                                    ==========  ==========  ==========  ==========
Gross re-estimated
 liability........                                                                   2,087,253  $1,671,282  $1,422,645  $1,255,351
Re-estimated
 recoverable......                                                                   1,172,090     865,969     671,704     578,411
                                                                                    ----------  ----------  ----------  ----------
Net re-estimated
 liability........                                                                  $  915,163  $  805,313  $  750,941  $  676,940
                                                                                    ==========  ==========  ==========  ==========



                              1996
                            ---------
                     (DOLLARS IN THOUSANDS)
Gross reserves for
 loss and loss
 adjustment
 expense..........         $1,156,824
Deduct:
 Reinsurance
 recoverable......            546,707

Net reserves for
 loss and loss
 adjustment
 expense..........            610,117
Paid (cumulative)
 as of:
  One year later..
  Two years later.
  Three years
   later..........
  Four years
   later..........
  Five years
   later..........
  Six years later.
  Seven years
   later..........
  Eight years
   later..........
  Nine years
   later..........
  Ten years later.
Cumulative amount
 of gross
 liability paid
 through:
  One year later..
  Two years later.
  Three years
   later..........
  Four years
   later..........
Net liability re-
 estimated as of:
  End of year.....            610,117
  One year later..
  Two years later.
  Three years
   later..........
  Four years
   later..........
  Five years
   later..........
  Six years later.
  Seven years
   later..........
  Eight years
   later..........
  Nine years
   later..........
  Ten years later.
Net deficiency....
Impact of 1995
 Third Quarter
 Charge...........
Remaining net
 deficiency.......
Gross re-estimated
 liability:
  End of year.....
  One year later..
  Two years later.
  Three years
   later..........
  Four years
   later..........
Gross cumulative
 deficiency.......

Gross re-estimated
 liability........
Re-estimated
 recoverable......

Net re-estimated
 liability........



  The five components which account for the substantial majority of the indicated historical reserve deficiencies are: (1) reserving practices prior to 1991 for unreported losses associated with retrospectively rated policies on Insurance Services business, (2) environmental (including asbestos) claims,
(3) extremely slow reporting of casualty losses from assumed reinsurance, (4) catastrophic losses from assumed property reinsurance, (5) Highlands (UK) business and (6) inadequate individual claim reserves.

  As the table above illustrates, the Company's net reserves at the end of 1995 developed unfavorably in 1996 by $22.9 million. This increase is primarily due to reserve deficiencies on asbestos and environmental, assumed reinsurance and probate bonding business loss and loss adjustment expense reserves. For additional discussion regarding loss and loss adjustment expense reserves, see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  In the third quarter of 1995, the Company and an independent actuary conducted a review of its loss and loss adjustment expense reserves to assess the Company's reserve position. As a result of such review, the company recorded a $117 million charge to loss and loss adjustment expense incurred which relate to items (2) through (5) in the second preceding paragraph. Loss and loss adjustment expense reserves were increased by $117 million (net of reinsurance) as follows: (i) asbestos and environmental reserves were increased by $59.5 million relating to exposures prior to 1986; (ii) assumed casualty reinsurance reserves were increased by $13.1 million relating to risks reinsured in the early to mid-1970's; and (iii) catastrophe loss reserves reinsured for Highlands (UK) were increased by $12.0 million relating primarily to underwriting years 1988 through 1990. An additional $13.0 million was added to loss adjustment expense reserves to reflect additional costs related to the settlement of claims and run-off costs related to Highlands
(UK). This reserve increase impacts the reserve development for 1994 and all prior years. The remaining $19.4 million reflects changes to reserves for unreported losses in order to reflect the current evaluation of overall loss and loss adjustment expense reserves and impacts development for 1994 and various other prior years. For a more complete discussion of the third quarter 1995 reserve adjustments, see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1995 Third Quarter Charge".

  The Company and the property and casualty insurance industry in general have seen substantial reserve development, particularly since 1987, related to environmental claims. The areas of exposure for Highlands are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1995 Third Quarter Charge." For the calendar years 1996, 1995 and 1994, the amounts of environmental development were $6.6 million, $81.8 million and $26.0 million, respectively. Prior to 1993, the Company did not explicitly identify the amount of unreported loss reserve related to environmental claims.

  Prior to year-end 1991, Highlands did not establish a reserve for unreported losses from retrospectively rated policies written for Halliburton and its affiliated companies. The emergence of these losses was effectively offset by collection of additional premiums under the contract and thus the impact on the Company's income statement was minimal. For the calendar years 1986 to 1990, the total incurred loss emergence was equal to the adverse reserve development for these policies and amounted to $181.0 million. The 1991 calendar year also contained an additional increase of $46.3 million related to the initial establishment of unreported loss and allocated loss adjustment expense reserves for all accident years prior to 1991.

  Although the majority of the assumed reinsurance contracts covering casualty exposures relate to the 1969 through 1974 policy years, losses have continued to emerge throughout the last ten years. For the calendar years 1996, 1995 and 1994, the amounts of assumed reinsurance losses recorded were $3.4 million, $22.5 million and $15.3 million, respectively. From calendar 1985 to 1991, this line contributed $51.0 million of adverse reserve development averaging approximately $7.3 million per calendar year. Included within these amounts are losses related to environmental claims, although enough information to identify these losses are not always provided by the ceding companies. To the extent possible based on available data, the environmental losses have been segregated for the Company's reserve analysis.

  The assumed property reinsurance business was adversely impacted by the recent series of severe catastrophic events in the United States since 1989. The Company has curtailed its participation in this business and has reduced its exposure to future catastrophic claims. For the calendar years 1996, 1995 and 1994, the amounts of additional assumed property reinsurance claims recorded were $4.5 million, $.2 million and $1.6 million, respectively.

  Loss and loss adjustment expense reserves for Highlands (UK) have demonstrated significant reserve deficiencies in recent years. Net reserve re-estimates for the calendar years 1996, 1995 and 1994 have been $ 1.5 million, $18.6 million and $13.6 million, respectively. There have been several factors contributing to the adverse reserve development including the large number of catastrophic claims, the reduction in expected future premiums due to reinstatement premiums for reinsurance coverage on the catastrophic claims, and losses resulting from the exhaustion of certain reinsurance coverage relating to the catastrophe claims. In addition, worse than anticipated loss levels resulted from the entry of Highlands (UK) into the proportional treaty business in 1991. Finally, Highlands (UK) established a reserve for run-off costs in 1993 in response to the decision to cease underwriting in that year.

  For additional information regarding loss and loss adjustment expense reserves, see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

REINSURANCE

  The Company utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risks and to minimize exposures on larger risks. Reinsurance involves an insurance company transferring or ceding all or a portion of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in exchange for a portion of the premiums received by the ceding insurance company. Generally, reinsurance coverage is on an excess of loss basis, which means that reinsurance coverage commences after losses exceed a specified dollar amount. Additionally, Highlands has catastrophe coverage for certain types of losses over stipulated aggregate amounts arising from any one occurrence. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the reinsured to the extent of the reinsurance ceded.

  The Company maintains excess of loss reinsurance treaties for each of its main property, casualty and marine coverages. Effective January 1, 1996, the Company restructured its existing reinsurance arrangements. On casualty risks, including workers' compensation, the retention level was increased to $1 million from $400,000 per occurrence, with the maximum coverage remaining at $40 million per occurrence. Additional workers' compensation coverage is provided by a second catastrophe excess of loss arrangement that provides $80 million (up from $60 million in 1995) above the $40 million for total workers' compensation coverage of $120 million excess of $1 million. In 1995, the first $600,000 of reinsurance in excess of $400,000 per occurrence was accounted for as a deposit type reinsurance agreement. On property risks, reinsurers assume liability for 100% of that portion of the loss which exceeds a minimum of $300,000 ($200,000 minimum in 1995), up to $15 million per risk and per occurrence ($13 million in 1995). For larger limits or whenever unusual exposures are present, the Company will purchase individual policy reinsurance which is referred to as facultative. In addition, the Company has purchased property catastrophe reinsurance to reduce its exposure to losses resulting from any single catastrophic event. Under this treaty, the Company retains $3 million of each loss occurrence and has protection for 95% of all losses in excess thereof up to $25 million. On marine business, reinsurers assume liability on loss occurrences which exceed $250,000 per occurrence up to $21 million.

  The Company monitors the financial condition of the reinsurance companies with which it places significant reinsurance coverage and strives to place reinsurance coverage with financially sound reinsurance companies. In the past, the Company has placed reinsurance coverage with several hundred reinsurance companies. It monitors the financial condition of many of such companies only on a periodic basis. A number of such companies are in run-off or have ceased writing reinsurance and some have become insolvent. The Company's ability to monitor the financial condition of some foreign reinsurance companies is limited because of the difficulty of acquiring financial information.

  The following table sets forth by quality of reinsurer (for those domestic companies rated by A.M. Best) the Company's reinsurance recoverable as of December 31, 1996.

      CATEGORY                                                 DECEMBER 31, 1996
      --------                                                 -----------------
                                                                 (IN MILLIONS)
      A.M. Best Rated:
        A- or better..........................................      $254.4
        B++ or less...........................................        56.3
                                                                    ------
                                                                     310.7
                                                                    ------
      Non A.M. Best Rated:
        Lloyds................................................       111.2
        Other foreign reinsurers..............................       123.2
        Pools and associations................................        11.8
                                                                    ------
                                                                     246.2
                                                                    ------
          Total reinsurance recoverable.......................      $556.9
                                                                    ======

  Based upon its evaluations of reinsurers, the Company retains ceded reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring financial information for certain foreign reinsurers, including Lloyds syndicate members, the Company believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to carriers that are not authorized reinsurers as determined by the Texas Department of Insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances unreported losses. At December 31, 1996, such collateral totaled approximately $14.8 million, of which $10.9 million was received from other foreign reinsurers. The Company's three largest reinsurance recoverables at December 31, 1996, were with the underwriting syndicates at Lloyds, amounting to approximately $111.2 million of which approximately $90.2 million is carried by Highlands (UK), $84.2 million with American Re-insurance Company and $55.0 million with General Reinsurance Company. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Reinsurance Receivables."

INVESTMENTS

  The Company adheres to conservative investment practices and manages its portfolio internally. The table below shows the carrying value and classification of the Company's investments at the dates indicated.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996  1995  1994
                                                              ------ ----- -----
                                                                (IN MILLIONS)
      Fixed maturities:
        United States Government and government agencies..... $152.4  77.3  49.3
        States, municipalities and political subdivisions....  223.1 258.9 299.9
        Mortgage-backed obligations..........................  113.4 114.5 111.8
        Corporate bonds......................................  172.7 141.1 128.5
        Foreign governments..................................   12.9   2.4   2.0
        Sinking fund preferred stock.........................    5.8   7.7   7.1
      Equity securities......................................   27.0  33.7  31.6
      Other invested assets..................................    3.8    --    --
      Cash and cash equivalents..............................   49.5  85.2  52.8
                                                              ------ ----- -----
                                                              $760.6 720.8 683.0
                                                              ====== ===== =====

  Fixed Maturities. Fixed maturities constituted 89.4% of the Company's investments at December 31, 1996. The Company determines the mix of its investment in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. As of December 31, 1996, taxable bonds accounted for approximately 57% of total fixed maturities. Beginning

December 31, 1993, the Company classified its fixed maturities portfolio as either available for sale or held to maturity. Investments classified as held to maturity are carried at amortized cost. Fixed maturity investments classified as available for sale are carried on the Company's balance sheet at estimated fair value, with unrealized appreciation and depreciation (net of taxes) recorded in stockholders' equity. At December 31, 1996, the pre-tax unrealized appreciation on available for sale fixed maturities totaled $4.7 million.

  The fixed maturities portfolio is managed conservatively to provide reasonable return while limiting exposure to risk. The following table sets forth the composition of the Company's portfolio of fixed maturity investments by National Association of Insurance Commissioners ("NAIC") rating and a description of the equivalent ratings of Moody's Investor Services, Inc. ("Moody's") at the dates indicated.

                                    MOODY'S EQUIVALENT DECEMBER 31, DECEMBER 31,
      NAIC RATINGS                     DESCRIPTION         1996         1995
      ------------                  ------------------ ------------ ------------
        1.......................... Aaa/Aa/A               95.7%        90.7%
        2.......................... Baa                     4.3          8.5
        3.......................... Ba                       --          0.3
        4.......................... B                        --          0.5
        5.......................... Caa and lower            --           --
        6.......................... In or near default       --           --
                                                          -----        -----
                                                          100.0%       100.0%
                                                          =====        =====

  See Note (3) of Notes to Consolidated Financial Statements for a description of the contractual maturities of the Company's fixed maturity portfolio at December 31, 1996 and 1995.

  Equities. Equity holdings comprised 3.5% of the Company's investments at December 31, 1996, and consist of a diversified portfolio of unaffiliated preferred stocks.

  Other Invested Assets. Other invested assets represent amounts invested in limited partnerships and comprised .5% of total investments at December 31, 1996.

  Cash and Cash Equivalents. The Company's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 6.5% of total investments at December 31, 1996.

  The following table sets forth the Company's gross investment income and the pre-tax yield of its investment portfolio (excluding investment income related to premium notes receivable from insureds).

                                         YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------
                                1996                1995                1994
                         ------------------  ------------------  ------------------
                         INVESTMENT PRE-TAX  INVESTMENT PRE-TAX  INVESTMENT PRE-TAX
                           INCOME   YIELD(1)   INCOME   YIELD(1)   INCOME   YIELD(1)
                         ---------- -------  ---------- -------  ---------- -------
                                          (DOLLARS IN THOUSANDS)
Fixed income:
  Taxable...............  $26,815    7.06%    $23,511    7.26%    $17,364    6.71%
  Non-taxable(2)........   16,743    7.14%     19,989    7.23%     24,378    7.58%
Equity securities.......    2,180    7.84%      2,441    7.89%      2,248    6.37%
Short-term..............    5,807    5.50%      2,687    5.28%      2,209    4.49%
Other invested assets...       54    1.35%         --      --          --      --
                          -------             -------             -------
    Total...............  $51,599    6.96%    $48,628    7.16%    $46,199    6.86%
                          =======    ====     =======    ====     =======    ====

--------
(1) Calculated as gross investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of each quarter. Investment balances are at amortized value, except in the case of equity securities, for which cost is used.
(2) For purposes of comparing non-taxable yields to yields on taxable securities, these yields are equivalent to pre-tax yields of 11.0%, 11.1% and 11.6% in 1996, 1995 and 1994, respectively, assuming a 35% tax rate. The disparity between the equivalents of pre-tax yields on non-taxable fixed income securities in comparison with the pre-tax yields on taxable fixed income securities is a function of the differing interest rate environments in which such securities were acquired.

COMPETITION; INDUSTRY CONDITIONS

  The property and casualty insurance business is highly competitive, mainly on the basis of price and service. The Company estimates that there are more than 3,000 property and casualty insurers nationwide. Many of the Company's competitors are large national companies with greater financial and other resources than the Company. In 1996, approximately 60% of the Company's gross premiums written related to Texas. The Company believes that as a result of legislative developments affecting the Texas insurance market, beginning with Senate Bill 1 of 1990 aimed at workers' compensation reform, which was upheld by the Texas Supreme Court, the Texas insurance climate has become more attractive to insurers. In addition, insurers have been granted much greater freedom in Texas to file and use their own rates across many lines of business. These market improvements have attracted additional competitors to the Texas market and placed downward pressure on prices. Accordingly, the Company may face more intense competition in its principal markets which could have an adverse effect on the Company's business. The Company competes on the basis of underwriting expertise, pricing, service and product design. Management believes its regional market knowledge, flexibility and quality service to agents and insureds provide a competitive advantage.

REGULATION

  The Company's U.S. Insurance Subsidiaries are subject to comprehensive regulation throughout the United States, under statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve (i) approval requirements for premium rates for certain lines of insurance, (ii) standards of solvency and minimum capital and surplus requirements, (iii) limitations on amounts and types of investments, (iv) restrictions on the size of risks that may be insured by a single company, (v) approval requirements for policy forms, methods of accounting and methods of establishing loss and loss adjustment expense reserves, (vi) licensing of insurers and agents, (vii) limitations on the exit of certain classes of business, (viii) required participation in frequently under-priced underwriting pools, and (ix) filing requirements for annual and other reports with respect to financial condition and other matters. Such regulations may impede, or impose burdensome conditions on, rate increases or other actions that the Company might wish to take to enhance its operating results. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulations are generally intended for the protection of policyholders rather than investors.

  The Company also is subject to laws governing insurance holding companies in Texas, where Highlands is domiciled. These laws, among other things, (a) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (b) regulate certain transactions between the Company, its affiliates and the Insurance Subsidiaries, including the amount of dividends and other distributions and the terms of surplus notes; (c) and restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

  The insurance holding company laws of Texas limit dividends and other distributions from Highlands to the Company. Under Texas law, dividends or distributions may not be paid by an insurance company without prior regulatory approval, unless such dividend, together with any dividends paid within the preceding 12 months, does not exceed the greater of (y) 10% of statutory surplus as of the end of preceding year and (z) the insurer's net income for the preceding year. The maximum dividend payable during 1997 without the prior approval of the Texas Insurance Commissioner is approximately $18 million.

  During the 1995 Texas legislative session, legislation was enacted that directs the Commissioner of Insurance to rollback the rates on several lines of personal and commercial liability insurance for the stated purpose of reducing insurance rates in order to pass on immediately to insureds the benefits of federal civil justice reform and Texas tort reform. The initial rate rollback took effect on January 1, 1996 and the legislation will impact Texas insurance rates through January 1, 2001. On September 1 of each year during which the legislation is in effect, the Commissioner will hold a rule making hearing to determine the reduction in insurance rates required by the statute. For calendar years 1996 and 1997, the Commissioner recommended rate reductions between 6% and 15% from the rates in effect on April 1, 1995 for the Company's lines of insurance subject to rate rollback. As future rate rollbacks are contingent upon the hearings to be held each year by the Commissioner of Insurance, it is not possible to predict the impact of this legislation on future rates. Due to the stated purpose of the legislation, however, it should be assumed that the rate rollbacks will continue to have a downward pressure on rates. The lines of insurance impacted by the legislation include, but are not limited to, commercial liability insurance for damages arising out of the manufacture, design or sale of products, commercial automobile liability insurance, private umbrella and excess liability insurance, the liability portion of commercial multi-peril insurance and the employer's liability portion of workers' compensation insurance.

  The business of Highlands (UK) is subject to regulation under the laws of the United Kingdom pursuant to the Insurance Companies Act 1982. After incurring unacceptable underwriting results in 1991 and 1992 and reviewing the prospects for the future, Highlands (UK) voluntarily ceased writing new business effective April 1993. The Company received a Notification of Requirements from the Department of Trade and Industry ("DTI") on October 29, 1993, which included: timely reporting of certain financial information; restrictions on certain investment activities without prior approval of the DTI; restrictions relating to transactions with connected persons; and a provision requiring Highlands (UK) to cease to effect contracts of insurance except where it has a legal obligation to do so. Capital infusions for Highlands (UK) were arranged in 1993 but not effected until 1994 due to the Notification of Requirements restriction requiring approval of connected-person transactions. During 1994, DTI sent an additional requirements notice to Highlands (UK) requesting a plan for restoration of a sound financial position because of its failure to maintain a margin of solvency required by
Section 32 of the Insurance Companies Act 1982 for a company writing premiums. Highlands (UK) has developed such a plan. Maintaining a license to write business in the United Kingdom is not essential and Highlands (UK) plan does not anticipate any further capital contribution to Highlands (UK) beyond the 1995 contribution of $10 million. Management believes that the regulatory matters concerning Highlands (UK) will not have a material impact on the Company's results of operations or financial position.

EMPLOYEES

  At January 1, 1996, the Company had 651 full-time employees and 4 part-time employees, none of whom was represented by a labor union. As a result of reduction in the Company's workforce, terminations and retirements, the Company had 376 full-time and 3 part-time employees as of December 31, 1996. The Company believes that its relations with its employees are satisfactory.

ITEM 2: PROPERTIES.

  The Company leases its principal executive offices in Houston, Texas. The Company also leases offices in Dallas, El Paso and San Antonio, Texas and Metairie, Louisiana. The Company has three leased offices in California, two of which have been sublet and one of which the Company is currently attempting to sublet. The Company believes that it has adequate space for its current operations and to accommodate expansion.

ITEM 3: LEGAL PROCEEDINGS.

  On May 15, 1991, Weatherford Roofing Company and other plaintiffs commenced an action against Employers National Insurance Company in the 116th Texas State District Court in Dallas County, Texas, alleging that they had been overcharged for workers' compensation insurance. On April 23, 1992, the plaintiffs amended their petition to allege a class action on behalf of all employers overcharged for workers' compensation insurance purchased between 1987 and 1992 to cover Texas employees. On April 18, 1994, Highlands and Highlands Underwriters Insurance Company were added to the action as named defendants. The lawsuit, styled Weatherford Roofing Company, et al. v. Employers National Insurance Company (Case No. 91-05637), alleges, among other things, that the defendants conspired to charge rates of premium for retrospectively rated insurance policies that exceeded rates then permitted under applicable Texas law and regulations. On July 2, 1996, the named plaintiffs and a group of 14 insurance company defendants, including the Company, entered into a settlement agreement (the "Settlement Agreement"), and said agreement has received preliminary approval of the court. Pursuant to the terms of the Settlement Agreement, in July of 1996, notification of the settlement was published in several Texas newspapers and mailed to all insureds within the settlement class. The insureds that have elected to opt-out of the settlement will not impact Highlands or terminate the Settlement Agreement.

  Final approval of the Settlement Agreement was granted by the court in the fourth quarter of 1996 and the distribution of the settlement fund is now expected to occur in the first quarter of 1997. The time to appeal the approval of the Settlement Agreement has now expired. The Company's liability, pursuant to the terms of the Settlement Agreement, is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial position of the Company.

  In November 1988, the State of California adopted by ballot initiative Proposition 103, a comprehensive system of regulation applicable to all property and casualty insurance written in California. Proposition 103 does not apply to workers' compensation insurance or reinsurance. Proposition 103 provided, among other things, that rates for automobile and certain other insurance policies issued or renewed on or after November 8, 1988 be rolled back to levels of November 8, 1987 and then reduced by an additional 20%. In January 1995, the State of California notified the Company that it believed that the Company had a premium rollback obligation to policyholders under Proposition 103. On April 18, 1995, the Department of Insurance of the State of California issued a Notice of Hearing Re Proposition 103 Rollback Exemption Application In the Matter of the Rate Rollback Liability of Highlands and Highlands Underwriters Insurance Company. Subsequent to the issuance of the Notice of Hearing, there was a Prehearing Conference Order and several motions regarding the extent and nature of discovery. On June 30, 1995, Highlands and Highlands Underwriters Insurance Company mailed a settlement offer to the Insurance Commissioner of the State of California, which was rejected by the Commissioner on July 18, 1995. In December of 1995, a decision was entered in the matter of Amwest Surety Insurance Company v. Pete Wilson, et al. In that case, the Supreme Court of the State of California determined that surety insurance would be subject to Proposition 103. There were hearings pursuant to the above-referenced Notice of Hearing during May and June of 1996 at which the California Department of Insurance ("DOI") asserted that the rollback obligation of Highlands and Highlands Underwriters Insurance Company was $3.9 million, plus interest, for a total amount of $6.5 million. In connection with such hearing, the administrative law judge was expected to render a decision regarding the Company's rollback liability during the last quarter of 1996. Subsequent to the June of 1996 hearing, the Company re-evaluated its legal reserves, and such reserves were increased in the third quarter of 1996 by $1 million to reflect the Company's current estimate of its most probable loss. Settlement negotiations occurred during the fourth quarter of 1996, and as a result of the status of such negotiations, legal reserves were increased $1 million in the fourth quarter of 1996.

  On February 3, 1997, this matter was settled for $5.7 million. Such amount is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial condition of the Company. The settlement will be submitted to the Administrative Law Judge and the Commissioner of Insurance for their approval, and the Company has no reason to believe at this time that the settlement will not be approved. In the event the settlement is not approved, the Company will continue to defend this matter vigorously.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5: MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "HIC". Until January 23, 1996, Halliburton owned all of the outstanding shares of Company Common Stock. In connection with the Distribution, approximately 11.4 million shares of Company Common Stock were issued, and on March 21, 1997 approximately the same number of shares of the Company Common Stock was issued and outstanding. In addition 750,000 shares of Company Common Stock are reserved for issuance pursuant to restricted stock grants and options granted or to be granted pursuant to the 1995 Stock Option Plan and the 1995 Directors' Stock Plan. See Item 11: "Executive Compensation."

  The following table sets forth, for the calendar periods indicated, the high and low per share sale prices of Company Common Stock as reported in NYSE-- Composite Transactions.

      YEAR 1996                                                     HIGH   LOW
      ---------                                                    ------ ------
      First Quarter............................................... $24.25 $18.75
      Second Quarter.............................................. $20.00 $17.63
      Third Quarter............................................... $20.12 $17.13
      Fourth Quarter.............................................. $21.38 $19.00

  The approximate number of holders of Common Stock as of March 21, 1997, based upon the number of record holders, was 22,000.

  Dividends. The Company has not previously paid any dividends and currently does not intend to pay dividends on the Company Common Stock. This policy, however, will be reconsidered from time to time by the Board of Directors of the Company. The Company's ability to pay dividends in the future will depend upon its financial performance and other factors not now determinable. Additionally, the Debentures contain covenants restricting the payment of dividends in excess of specified amounts.

  Moreover, the payment of dividends to the Company by the U.S. Insurance Subsidiaries is subject to certain limitations under Texas insurance laws. Texas insurance law permits a Texas domiciled insurance company to pay dividends in any year in an amount not exceeding the greater of (y) 10% of statutory surplus as of the end of the preceding year, and (z) its net income for the prior year. Larger dividends may be paid only with prior regulatory approval. These restrictions and any additional subsequently imposed restrictions may in the future adversely affect the Company's ability to pay its expenses and any cash dividends to its stockholders.

ITEM 6: SELECTED FINANCIAL DATA.

  The following table summarizes certain selected historical consolidated financial data with respect to the Company and is based upon the historical consolidated financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes thereto included elsewhere herein.

                                       YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------
                            1996       1995       1994       1993       1992
                          ---------  ---------  ---------  ---------  ---------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
 DATA:
Revenues:
  Net premiums earned...  $ 152,048    201,446    241,676    275,300    237,387
  Net investment income.     50,988     48,529     46,720     46,485     53,402
  Net realized
   investment gains.....      1,199      2,618      1,910      2,702      7,384
                          ---------  ---------  ---------  ---------  ---------
    Total revenues......    204,235    252,593    290,306    324,487    298,173
Expenses:
  Losses and loss
   adjustment expenses
   incurred.............    156,589    300,253    224,315    310,029    231,062
  Underwriting expenses.     56,487     73,905     65,022     56,649     72,867
  Interest expense and
   debt amortization....      6,903         --         --         --         --
  Other expenses
   (income), net........      1,697       (823)    (1,314)      (795)     5,086
                          ---------  ---------  ---------  ---------  ---------
    Total expenses......    221,676    373,335    288,023    365,883    309,015
Income (loss) before
 income tax benefits and
 cumulative effect of
 change in accounting
 principle(1)...........    (17,441)  (120,742)     2,283    (41,396)   (10,842)
Income tax benefit(2)...     12,098         --         --         --         --
Cumulative effect of
 change in accounting
 principle(3)...........         --         --         --         --       (439)
                          ---------  ---------  ---------  ---------  ---------
Net income (loss)(1)(2).  $  (5,343)  (120,742)     2,283    (41,396)   (11,281)
                          =========  =========  =========  =========  =========
Earnings (loss) per
 share(4)...............  $    (.47)    (10.55)       .20      (3.62)      (.99)
                          =========  =========  =========  =========  =========
BALANCE SHEET DATA (AT
 END OF PERIOD):
Investments, cash and
 cash equivalents.......  $ 760,618    720,746    683,020    673,913    688,529
Receivable from
 reinsurers(5)..........    556,900    602,380    561,474    622,473    839,718
  Total assets..........  1,566,031  1,636,091  1,539,418  1,625,815  1,832,352
Loss and loss adjustment
 expense reserves(5)....  1,156,824  1,253,627  1,149,173  1,225,242  1,393,352
Stockholders' equity....    263,475    267,110    295,808    288,800    299,708
CERTAIN FINANCIAL RATIOS
 AND OTHER DATA:
GAAP:
  Loss ratio............      103.0%     149.0%      92.8%     112.6%      97.3%
  Expense ratio.........       37.1       36.7       26.9       20.6       30.7
                          ---------  ---------  ---------  ---------  ---------
   Combined ratio.......      140.1%     185.7%     119.7%     133.2%     128.0%
                          =========  =========  =========  =========  =========
Statutory(6):
  Loss ratio............      102.2%     136.9%      90.2%      98.9%      91.4%
  Expense ratio.........       31.7       29.0       27.3       19.3       24.0
                          ---------  ---------  ---------  ---------  ---------
   Combined ratio.......      133.9%     165.9%     117.5%     118.2%     115.4%
                          =========  =========  =========  =========  =========
Statutory surplus.......  $ 188,527    180,020    257,953    248,673    257,090
Net premiums written to
 policyholder surplus...        0.8x       1.1x       0.9x       0.9x       0.8x

--------
(1) The Company recorded a charge to pre-tax earnings during the year ended December 31, 1995 of $125 million as more fully discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation--Results of Operations."
(2) The Company provides for income taxes in its statements of operations pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes,".
    With respect to losses for periods preceding the Distribution, no tax benefits were recorded in the statements of operations pursuant to SFAS
    109 and the Company's tax-sharing agreement with its former parent, Halliburton. Tax receipts under its intercompany tax-sharing arrangements with Halliburton were recorded as additions to stockholders' equity for the periods preceding the Distribution. For further information regarding federal and foreign taxes, see Note (5) of the Notes to Consolidated Financial Statements.
(3) In 1992, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual, during the years that the employee renders the services, of the expected cost of providing postretirement benefits. As of January 1, 1992, the Company recognized a transition obligation of $439,000 which was recorded as a cumulative effect of change in accounting principle. Prior to adoption of SFAS 106, the Company expensed its contributions as paid.
(4) Earnings (loss) per share has been computed based upon the 11,448,208 shares of Company Common Stock distributed on January 23, 1996.
(5) In 1992, the Company adopted SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which requires presenting loss and loss adjustment expense reserves before reinsurance recoverables and reinsurance recoverables as receivables from reinsurers.
(6) Relates only to U.S. Insurance Subsidiaries.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


 The Industry

  The property and casualty insurance industry's profitability may be affected significantly by the availability of insurance coverage, which varies according to levels of surplus in the industry, volatile and unpredictable developments, including natural and man-made disasters (such as hurricanes, windstorms, earthquakes, blizzards, fires and explosions), fluctuations in interest rates and other changes in the investment environment that affect market prices of insurance companies' investments and the income from those investments, inflationary pressures that may tend to affect the size of losses and judicial, legislative and regulatory decisions affecting insurers' liabilities. The demand for property and casualty insurance can also vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. Price competition has also been enhanced by a flight of commercial insureds to alternative risk mechanisms, often including a degree of self-insurance.

  The industry has experienced the effects of a number of well publicized catastrophic events in recent years, some of which have affected the Company (primarily through its curtailed assumed reinsurance operations). Growth in liabilities related to asbestos and environmental risks has also adversely affected the industry and are of significance to the Company. See "--Results of Operations--1995 Third Quarter Charge--Environmental Reserves (Including Asbestos)" below.

  Property and casualty insurers are regulated by the various state insurance departments that coordinate their efforts through the National Association of Insurance Commissioners ("NAIC"). Regulation includes rate and policy form approval, licensing of insurance agents and companies and solvency oversight. As a result of recent legislative changes in the Texas insurance market, beginning with Senate Bill 1 aimed at workers' compensation reform, which became effective January 1, 1991, the Texas insurance climate has become more attractive to insurers.

 Discontinued Lines

  For reporting purposes, the Company has three lines of business which are considered Discontinued Lines: (i) business originated by the Company's London reinsurance operations (Highlands (UK)), (ii) an umbrella/excess liability policy program and (iii) assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines. Although the Company has discontinued other lines of business, primarily its Florida and Texas personal lines and probate bonding business, the Company has included the financial results of those lines in underwriting results excluding Discontinued Lines for consistency purposes.

  The Discontinued Lines percentage of gross premiums written to the Company totals for the years ended December 31, 1996, 1995 and 1994 were 4.5%, 8.1% and 15.4%, respectively, while the percentage of underwriting losses to the Company totals for the same time periods were 22.6%, 55.1% and 84.9%, respectively.

  London-Originated Business. The Company participated in the London insurance markets from 1972 until 1982 through a branch office in London (the "Highlands London Branch"). The primary business of the Highlands London Branch was the direct writing and reinsurance of general liability risks for insureds in the United States and London market marine and aviation risks. The Highlands London Branch ceased doing business in the United Kingdom when Highlands (UK) was formed in 1982 in order to withdraw from direct writing of marine and aviation risks and significantly reduce the direct writing and reinsurance of U.S. general liability risks in the London market. Highlands (UK) served as an insurer and reinsurer in London markets primarily by participating in excess of loss reinsurance liability policies, which included coverage for catastrophe losses of customers in excess of policy limits of other applicable policies. Highlands (UK) ceased writing new policies in early 1993. Accordingly, the Company's continuing exposure on the business of the Highlands London Branch is generally attributable to adverse loss reserve development on asbestos and environmental claims, whereas the ongoing exposure of Highlands (UK) is primarily related to adverse loss reserve development on the high levels and severity of catastrophe claims (such as the Piper Alpha explosion, the Exxon Valdez oil spill and Hurricane Hugo) that have occurred since 1988 and have been slow to emerge in the London market.

  Umbrella/Excess Liability Program. Beginning in the early 1970s, Highlands wrote policies that provided the customer with umbrella and excess liability coverage with respect to losses which exceeded another insurer's primary and excess policy coverages. The threshold at which coverage commenced under such policies underwritten by the Company varied from $300,000 to $100 million and above. The limits of coverage under the Company's excess liability policies were generally up to $10 million (in excess of underlying policies) and the Company generally limited its exposure through substantial reinsurance. The program was canceled and underwriting operations ceased effective December 31, 1985. The Company's adverse loss experience on these policies has primarily emanated from asbestos and environmental pollution claims.

  Assumed Casualty and Property Reinsurance. Highlands participated in approximately 200 assumed casualty reinsurance agreements per year (primarily written from 1969 through 1974) as an excess of loss reinsurer with participation percentages that varied from contract to contract. A majority of assumed casualty treaties were nonrenewed by the end of 1976. All remaining casualty contracts were canceled by December 31, 1996. The Company participated at levels of $50,000 to $250,000 per contract on hundreds of assumed property reinsurance contracts per year from 1969 through 1994. Loss development on the assumed casualty treaties has primarily emanated from product liability, asbestos and environmental pollution liability, particularly for accident years 1971 through 1974. Development on the assumed property reinsurance agreements has primarily related to catastrophe exposures. For 1992 and prior periods, Highlands was a direct writer of Florida commercial and personal homeowners lines and acted as a fronting company for the Southern Underwriters Inc. Quota Share Facility (the "Southern Underwriters Facility"), which reinsured substantially all of this risk. Due to Highlands' participation (approximately 6.5%) as a reinsurer of the Southern Underwriters Facility, this business was managed as and included with the assumed property reinsurance business. Subsequent to the termination of the Southern Underwriters Facility in 1993, the Company's Florida direct business has been (and will continue to be) managed as and included with the assumed property reinsurance business. In 1996, as permitted by the laws of the State of Florida, the Company ceased writing the Florida personal homeowners line of business.

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                         ---------------------
                                                          1996    1995   1994
                                                         ------  ------  -----
                                                             (DOLLARS IN
                                                              MILLIONS)
      Consolidated Results:
        Gross premiums written.......................... $158.5   234.3  292.8
        Net premiums written............................ $135.1   201.6  243.2
                                                         ======  ======  =====
      Net premiums earned:
        Excluding Discontinued Lines.................... $144.9   187.2  208.6
        Discontinued Lines..............................    7.1    14.3   33.1
                                                         ------  ------  -----
                                                         $152.0   201.5  241.7
                                                         ======  ======  =====
      Underwriting loss:
        Excluding Discontinued Lines.................... $(47.0)  (77.5)  (7.2)
        Discontinued Lines..............................  (14.0)  (95.2) (40.4)
                                                         ------  ------  -----
                                                         $(61.0) (172.7) (47.6)
                                                         ======  ======  =====
      Net investment income............................. $ 51.0    48.5   46.7
                                                         ======  ======  =====
      Net realized investment gains..................... $  1.2     2.6    1.9
                                                         ======  ======  =====
      Interest expense and debt amortization............ $  6.9      --     --
                                                         ======  ======  =====
      Other expense (income), net....................... $  1.7     (.8)  (1.3)
                                                         ======  ======  =====
      Net income (loss)................................. $ (5.3) (120.7)   2.3
                                                         ======  ======  =====
      Ratios:
        Loss............................................  103.0%  149.0%  92.8%
        Expense.........................................   37.1    36.7   26.9
                                                         ------  ------  -----
          Combined......................................  140.1%  185.7% 119.7%
                                                         ======  ======  =====

  A $125 million pre-tax charge is reflected in the Company's results of operations for the year ended December 31, 1995. See "--1995 Third Quarter Charge." The Company's consolidated results have been significantly influenced by the underwriting results of the Discontinued Lines. In order to indicate the magnitude of those influences, underwriting results exclusive of the Discontinued Lines and with respect to the Discontinued Lines are presented and discussed separately below. Also see "--Discontinued Lines".

  Net investment income for the years ended December 31, 1996, 1995 and 1994 amounted to $51.0 million, $48.5 million and $46.7 million, respectively. Net investment income for 1996 increased from 1995 primarily as a result of the additional investable funds from the issuance of the Debentures and tax proceeds from the Company's former parent. The income is partially offset by lower investment rates in 1996. The increase between 1994 and 1995 reflects an increase in average invested assets and a higher investment yield during 1995 as a result of moving to taxable investments. Net realized investment gains have not been a significant portion of revenue for the Company and amount to $1.2 million, $2.6 million and $1.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  Interest expense and debt amortization for the year ended December 31, 1996 compared with the same period for 1995 increased as a result of net interest expense ($5.6 million), amortization of debt discount ($.8 million) and debt acquisition costs ($.5 million) related to the Debentures.

  Other expenses for the year ended December 31, 1996 compared with the same period for 1995 increased due to additional expenses associated with being a public company.

  The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Total tax benefit for the year ended December 31, 1996 amounted to $12.1 million. With respect to losses for periods preceding the Distribution (January 23, 1996), no tax benefit was recorded in the statements of operations pursuant to SFAS 109 and the Company's tax-sharing arrangement with its former parent, Halliburton. Tax receipts under its intercompany tax-sharing arrangements with Halliburton were recorded as additions to stockholders' equity for the periods preceding the Distribution.

  Gross premiums written and net premiums written have been redefined for all periods presented to include the effects of changes in premiums due under retrospective policies. Such changes were previously recorded only as net premiums earned.

                UNDERWRITING LOSS EXCLUDING DISCONTINUED LINES

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
                                                            (DOLLARS IN
                                                             MILLIONS)
Gross premiums written................................. $151.4   215.2   247.6
Net premiums written................................... $130.7   189.4   211.9
                                                        ======  ======  ======
Net premiums earned.................................... $144.9   187.2   208.6
Losses and loss adjustment expenses incurred........... (139.5) (196.9) (168.6)
Underwriting expenses..................................  (52.4)  (67.8)  (47.2)
                                                        ------  ------  ------
    Underwriting loss.................................. $(47.0)  (77.5)   (7.2)
                                                        ======  ======  ======
Ratios:
  Loss.................................................   96.3%  105.2%   80.8%
  Expense..............................................   36.2    34.9    22.7
                                                        ------  ------  ------
    Combined...........................................  132.5%  140.1%  103.5%
                                                        ======  ======  ======

  The underwriting results excluding Discontinued Lines primarily consist of relatively large commercial accounts (Special Accounts), medium to small commercial accounts (Commercial Insurance), insurance for Halliburton (Insurance Services), commercial marine products (Marine Division) and surety products (Surety Division).

 Period to Period Comparisons of Underwriting Results Excluding Discontinued
Lines

  Gross Premiums Written. Gross premiums written for the years ended December 31, 1996, 1995 and 1994 amounted to $151.4 million, $215.2 million and $247.6 million, respectively. The decrease of $63.8 million or 29.6% in 1996 is attributable to several factors. The Company began its underwriting initiatives in March 1996 and continues to focus on stricter underwriting standards and price increases both of which have contributed to declines in gross premiums written. Also contributing to declines in gross premiums written is the highly competitive market conditions for Special Accounts customers. In this highly competitive market, Special Accounts has become more selective in its initial underwriting as well as renewal activity. Finally, Insurance Services' mix of business continues to change from retrospectively rated policies to high deductible policies which produce lower gross premiums.

  Gross written premiums written for 1996 were negatively impacted by a reduction of $6.9 million of accrued premium adjustments and $3.1 million of improperly classified accrued premiums on retrospectively rated policies.

  Gross premiums written for 1996 were also impacted by the decision to exit the probate bonding business. On March 1, 1996, the Company reinsured 100% of its inforce policies, subject to a profit sharing arrangement. The year ended December 31, 1996 includes $6.2 million of probate bonding gross premiums written compared to $7.1 million for the comparable 1995 period. The decrease in probate bonding gross premiums written is expected to continue in 1997.

  Gross premiums written for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders under retrospectively rated policies for changes in the estimated ultimate loss and loss adjustment expense from the date of the prior valuation. These adjustments may cause gross premiums written to fluctuate significantly from period to period. Gross premiums written for the year ended December 31, 1996 compared to the like period in 1995 were also impacted by a $4.9 million decrease in written premium on Insurance Services retrospectively rated policies. Experience rated contracts reduce but do not eliminate risk to the insurer.

  Net Premiums Written. Net premiums written for the years ended December 31, 1996, 1995 and 1994 amounted to $130.7 million, $189.4 million and $211.9 million, respectively. The decrease of $58.7 million or 31% in 1996 is primarily related to the same issues affecting gross premiums written. However, net premiums written in 1996 were increased by an adjustment to ceded premiums written of $1.4 million related to prior years reinsurance treaties. The 1995 decrease from 1994 in net premiums written amounted to $22.5 million and was due to the cessation of California-sourced business in April 1994 and the loss of two Special Accounts customers.

  The decision to exit the probate bonding business also significantly impacted net premiums written due to the ceding of 100% of the business. The year ended December 31, 1996 includes $1.0 million of probate bond net premiums written compared to $6.7 million for the comparable 1995 period.

  Net Premiums Earned. Net premiums earned for the years ended December 31, 1996, 1995 and 1994 amounted to $144.9 million, $187.2 million and $208.6 million, respectively. The decrease of $42.3 million or 23% in 1996 is related to the same issues affecting gross and net premiums written. The decline of $21.4 million or 10% in 1995 reflects the cessation of California-sourced business and the loss of two Special Accounts customers.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred for the years ended December 31, 1996, 1995 and 1994 amounted to $139.5 million, $196.9 million and $168.6 million, respectively. The decrease in 1996 of $57.4 million or 29% less than 1995 and the 1995 increase of $28.3 million over 1994 can be primarily attributed to net reserve re-estimates in 1996, 1995 and 1994 of $10 million, $46.7 million and $21.4 million, respectively. See "--Loss and Loss Adjustment Expense Reserves".

  Additionally, the year ended December 31, 1996 reflects the lower incurred losses subject to retrospectively rated policies and the impact of declining premium volume. See Item 1: "Business--Loss and Loss Adjustment Expense Reserves" for a discussion of the process of estimating loss reserves.

  Underwriting Expenses. Underwriting expenses for the years ended December 31, 1996, 1995 and 1994 amounted to $52.4 million, $67.8 million and $47.2 million, respectively. The 1996 decrease of $15.4 million is related to declining premium volume and lower reserve increases for litigation and administrative proceedings against the Company. The year ended December 31, 1996 includes $2 million of legal reserve increases as compared to $10.5 million recorded in the same period for 1995.

  The year ended December 31, 1996 underwriting expenses included two other unusual items of significance amounting to $2.4 million. The Company implemented a plan under which it recorded a $1.3 million restructuring charge as part of its strategic and financial assessment of the Company's business. Additionally, a charge of $1.1 million was recorded for underaccrued premium taxes.

  The 1995 increase in underwriting expenses from 1994 amounted to $20.6 million and was due largely to $10.5 million of legal reserve increases, of which $8.0 million was included in the 1995 Third Quarter Charge. See "--1995 Third Quarter Charge". Additionally, 1994 underwriting expenses were reduced by the receipt of an $8.4 million refund from the Texas Workers' Compensation Insurance Facility.

                    UNDERWRITING LOSS OF DISCONTINUED LINES

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                         ---------------------
                                                          1996    1995   1994
                                                         ------  ------  -----
                                                              (DOLLARS IN
                                                               MILLIONS)
      Gross premiums written............................ $  7.1    19.1   45.2
      Net premiums written.............................. $  4.4    12.2   31.3
                                                         ======  ======  =====
      Net premiums earned............................... $  7.1    14.3   33.1
      Losses and loss adjustment expenses incurred......  (17.1) (103.3) (55.7)
      Underwriting expenses.............................   (4.0)   (6.2) (17.8)
                                                         ------  ------  -----
          Underwriting loss............................. $(14.0)  (95.2) (40.4)
                                                         ======  ======  =====

  For reporting purposes, the Company has three lines of business which are considered Discontinued Lines, specifically business originated by the Company's London reinsurance operations (Highlands (UK)), an umbrella/excess liability policy program and assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines and cancelled all remaining assumed casualty and property reinsurance contracts during 1996.

 Period to Period Comparisons of Underwriting Results of Discontinued Lines

  Net Premiums Earned. Net premiums earned were $7.1 million, $14.3 million and $33.1 million in 1996, 1995 and 1994, respectively. The decline is due to the runoff of canceled assumed reinsurance and the declining premiums from Highlands (UK), which ceased writing new business in 1993. However, due to the nature of the Company's policies and reinsurance contracts, small premium adjustments can continue subsequent to cancellation.

  Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses amounted to $17.1 million, $103.3 million and $55.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease for the year ended December 31, 1996 compared to the same period for 1995 is primarily the result of the 1995 third quarter loss and loss adjustment expense charge of $81.3 million. See "--Loss and Loss Adjustment Expense Reserves" and "--1995 Third Quarter Charge". The decline for 1996 also reflects the decline in premium volume offset by development on prior year loss reserve. The prior year reserve strengthening in 1996 related to: asbestos, environmental and other toxic torts of $3.8 million; assumed reinsurance workers' compensation of $3.0 million; and all other of $6.1 million. In addition, the Company's participation in an assumed reinsurance contract resulted in a $.5 million loss from the ValuJet catastrophe and a $.5 million loss from the TWA flight 800. Losses and loss adjustment expenses incurred in 1994 reflect loss development on the significant catastrophe losses that have plagued the industry since 1988 and incurred losses related to asbestos and environmental exposures. The Company's catastrophe losses for 1994 were primarily experienced through Highlands (UK) and the assumed property reinsurance business. Losses and loss adjustment expenses incurred for Highlands (UK) amounted to $13.6 million in 1994 and included net loss development of approximately $9.3 million ($44.5 million before deducting reinsurance) related to catastrophe claims. The catastrophe claims include Hurricane Andrew, European Storms, Pan Am Lockerbie and Kuwait Airlines.

  In addition to catastrophe losses, the Company began to experience asbestos and environmental losses and responded by increasing its estimate of ultimate loss levels by $3.8 million, $61.2 million and $12.4 million for 1996, 1995 and 1994, respectively. See "--Loss and Loss Adjustment Expense Reserves" and "--1995 Third Quarter Charge--Environmental Reserves (Including Asbestos)" below.

 Loss and Loss Adjustment Expense Reserves

  Underwriting results of the property and casualty industry are significantly influenced by estimates of loss and loss adjustment expense reserves. (See Note (8) of the Notes to Consolidated Financial Statements included elsewhere herein). These reserves are an accumulation of the estimated amounts necessary to settle and pay all outstanding and unreported claims including loss adjustment expenses, net of estimated claim recoveries. The case reserve estimates for reported claims are based upon the facts of each case and the Company's experience with similar cases. Consideration is given to historical trends regarding reserving patterns, loss payments, and the effects of court decisions, economic conditions and public attitudes. The process of establishing reserves is an imprecise science involving significant judgment and assumptions. As information develops that varies from experience, provides additional data or, in some cases, augments data that previously was not considered sufficient for use in determining reserves, changes in the Company's estimate of ultimate liabilities may be required. Changes in prior year reserve estimates (net of reinsurance), which may be material, are reflected in the results of operations in the period such changes are determined to be required.

  During the last several years, the Company has experienced significant adverse development on prior year net ultimate loss estimates. The following table sets forth the amount of the adverse development split between lines other than Discontinued Lines and Discontinued Lines for the periods indicated.

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
                                                        (DOLLARS IN MILLIONS)
Net reserve re-estimates due to:
  Lines other than Discontinued Lines:
    Asbestos and environmental.......................  $ 2.8     10.6      1.0
    All other........................................    7.2     36.1     20.4
  Discontinued Lines:
    Asbestos and environmental.......................    3.8     61.2     12.4
    Highlands (UK)--primarily catastrophes...........    1.5     18.6     13.6
    All other........................................    7.6     17.1     17.5
                                                       -----    -----     ----
Net adverse development..............................  $22.9    143.6     64.9
                                                       =====    =====     ====

  As a result of changes in estimates of insured events in prior years, primarily asbestos and environmental claims as well as catastrophe claims, the provision for losses and loss adjustment expenses incurred (net of reinsurance recoveries of $(22.0) million, $152.9 million and $123.5 million for 1996, 1995 and 1994, respectively) increased by $22.9 million in 1996, $143.6 million in 1995 and $64.9 million in 1994. The emergence of environmental and asbestos claims over the last few years and the difficulty in accurately estimating the necessary reserves have significantly contributed to the Company's loss reserve development over this period. For additional details regarding environmental claims emergence and reserves, see "--1995 Third Quarter Charge--Environmental Reserves (Including Asbestos)." The Company's exposure to future catastrophe claims has been significantly reduced as a result of curtailing the Company's cessation of its Highlands (UK) business.

  For the year ended December 31, 1996, the Company's loss and loss adjustment expense reserves were reviewed by external independent actuaries in order to establish the Company's reserve position.

 1995 Third Quarter Charge

  In the third quarter of 1995, the Company and its external actuaries conducted a review of its loss and loss adjustment expense reserves to assess the Company's reserve position. As a result of such review, the Company recorded a charge to pre-tax earnings during the nine months ended September 30, 1995 of $125.0 million. Of this amount, $117.0 million related to loss and loss adjustment expense reserves ($242.5 million before deducting reinsurance) and $8 million represents an increase in reserves related to litigation proceedings against the Company. Of the $117 million amount for loss and loss adjustment expense reserves, adjustments of risks arising from (i) environmental claims constitute $59.5 million ($125.5 million before deducting reinsurance), (ii) assumed reinsurance claims constitute $13.1 million ($27.7 million before deducting reinsurance), and (iii) increased losses from catastrophes reinsured by Highlands (UK) constitute $12.0 million ($50.7 million before deducting reinsurance). An additional $13.0 million ($13.0 million before deducting reinsurance) was added to unallocated loss adjustment expense reserves to reflect additional costs related to the settlement of claims and run-off costs related to Highlands (UK), and the remaining $19.4 million ($25.6 million before deducting reinsurance) reflects changes to reserves for unreported losses in order to reflect the current evaluation of overall loss and loss adjustment expense reserves. Each of these is discussed in more detail below.

  Environmental Reserves (Including Asbestos). Approximately $59.5 million of the increase in the net loss and loss adjustment expense reserves ($125.5 million before deducting reinsurance) of the Company is related to increased provisions for environmental claims (including asbestos claims). Environmental claims for this purpose are those claims arising from long term and other exposure to asbestos and chemicals, and those claims arising from the handling and/or disposal of pollutants such as chemicals and toxic waste. Also included in the review of environmental matters for purposes of excess liability policies was potential exposure relating to litigation over breast implants. Highlands has a dedicated environmental claims unit responsible for handling these types of claims.

  Environmental claims have arisen in three of the Company's product lines, two of which are Discontinued Lines described above. The ongoing product line involving increased environmental loss exposure is the general liability policies written by the Company as primary insurance provider for its various commercial customers since 1965. The Discontinued Lines that are sources of increased environmental claim exposure are the Company's umbrella/excess liability program (as to which new underwriting activities ceased at the end of 1985) and its participation in the assumed casualty reinsurance marketplace, both in London (1972 through 1982) and the United States (most of which were nonrenewed by the end of 1976).

  The third quarter of 1995 reserve review reevaluated the Company's potential environmental exposure, including a review of possible exposure under policies provided to specific high-profile or "target" potential defendants (companies identified as being primarily involved in the creation of environmental risks, such as asbestos manufacturers), without regard to whether claims have been reported under such policies; the segmentation of environmental and asbestos data on the U.S. portion of assumed reinsurance; and the review and discussion of the conclusions of the examination with the Company's external independent actuaries.

  The difficulties inherent in the establishment of loss and loss adjustment expense reserves for property and casualty companies are magnified when estimating exposure from environmental claims. Estimation of exposure in regard to such claims involves a large number of variables which are difficult to establish with precision, including determining the actual scope of coverage under existing policies, fixing the date of an occurrence of a covered loss, estimating the ultimate proportion of pollution clean-up costs that will be borne by liable parties, evaluating the potential for and nature of legislative relief and other similar items. The Company's historical estimates of reserves for environmental claims for two of the Discontinued Lines and the primary general liability line have relied primarily upon loss payment and emergence patterns without regard to the year of occurrence separated between asbestos and pollution claims. The assumptions employed in the recent loss review involved lengthening the assumed loss payment and emergence patterns for pollution claims, which resulted in increased indicated reserves related to these claims across all three business product lines affected by environmental risks.

  Primary General Liability. The bulk of the Company's general liability policies as primary insurer are written for companies headquartered in the geographic region in which the Company's activities are focused (currently, principally Texas and Louisiana). As a result of its regional focus and typical customer profile (which has included relatively few large national companies), the Company's primary general liability coverage has not included many companies identified as principal "targets" of major environmental litigation at this time. Certain of the Company's insureds do, however, have environmental and asbestos loss exposure, even if not as a "target" defendant. One result of insuring potential secondary defendants is that the likely exposure with regard to environmental claims for these insureds takes longer to assess, because claimants often exhaust the potential for recovery from "target" defendants before actively pressing claims from defendants involved to a lesser degree in the alleged pollution. The Company believes this to be true, particularly for asbestos claims. The current adjustment to reserves for unreported losses for asbestos claims relating to primary general liability operations recognizes that the Company may experience a somewhat slower reporting pattern on these claims due to the nature of the Company's exposure on policies written for insureds that have been to date predominantly secondary defendants. The overall increase to primary general liability reserves for environmental claims was $8.0 million ($40.8 million before deducting reinsurance).

  Umbrella Excess Liability. The Company's umbrella/excess liability program consisted of participation in the overall U.S. excess liability marketplace from 1969 through 1985. In general, larger enterprises were the purchasers of high limits of excess liability protection. Consequently, the Company insured many large industrial companies, some of which have or may become the potential primary defendants with regard to significant environmental claims. The inherent difficulty described above in estimating ultimate loss levels for environmental claims is further complicated with regard to excess of loss policies because the Company has no contractual exposure until the policy limits of the insured's underlying coverage are reached. The loss threshold at which coverage under the excess liability policies issued by the Company commences ranged from $300,000 to in excess of $100 million. Accordingly, estimation of the Company's loss exposure with regard to these policies also involves a difficult evaluation of whether aggregate claims will be made (and proven) under other insurers' policies to trigger the coverage threshold of the policies issued by the Company. The third quarter of 1995 loss review involved an evaluation of policies issued by the Company to approximately 85 insureds who were potential principal defendants for environmental claims without regard to whether any claims had been filed under these policies. Also included in the analysis was the identification of any policies for which the Company might incur losses or loss adjustment expenses related to breast implants. The resulting reserve increase on the umbrella/excess liability program related to unreported losses for environmental and breast implant claims was approximately $4.4 million ($23.0 million before deducting reinsurance).

  Assumed Reinsurance--London and U.S. Markets. Net environmental reserves related to the London market were increased by approximately $11.8 million ($22.7 million before deducting reinsurance). The London market historically has demonstrated very slow claim recognition, reporting and payment. The increase in reserves stems primarily from a specific adjustment to the reserves for unreported losses relating to London market claims based on the application of asbestos payment and emergence patterns to the Company's reported losses to date. In addition, the lengthening of loss payment and emergence patterns for unreported pollution claims assumed in the loss reserve review indicated the appropriateness of an increase in the reserve for pollution claims.

  In the U.S. market, the Company participated in approximately 200 assumed casualty reinsurance contracts per year between 1969 and 1974 before the product line was substantially discontinued. As a participant with other reinsurers, the Company generally assumed a small percentage of each reinsurance placement. The majority of the Company's exposure for environmental claims on these agreements relates to risks reinsured in the early to mid-1970s.

  The information on these contracts currently provided to the Company by the ceding companies varies substantially. Some companies provide individual claim detail with clear identification of environmental claims as well as actuarial estimates of ultimate loss levels. For other companies, very little (if any) detail regarding individual claims is provided to the Company and environmental claims are not separately identified. Some of the ceding companies are no longer in business and the loss information is now provided by a third-party that was not originally involved in the reinsurance placement.

  In past evaluations, reserves for U.S. assumed reinsurance contracts were aggregated and the Company made no specific estimation or segregation of reserves for environmental claims. During the first nine months of 1995, the Company reviewed the individual treaties with the intent to segregate these treaties into relevant groups for actuarial analysis, identified environmental claims to the extent possible with existing information, compiled loss data related to pre-1973 periods and separately analyzed the resulting treaty groups and environmental data. The treaties were divided into the two groups: those as to which the Company has been able to identify environmental claims and those as to which it has not been able to specifically identify environmental claims.

  As a result of this analysis, the Company increased the reserve (net of reinsurance) for unreported losses relating to environmental claims for all of the U.S. assumed casualty reinsurance agreements by $30.3 million ($34.0 million before deducting reinsurance). Of this amount, $20.3 million relates to the group of treaties for which the Company has been able to identify environmental claims. For the treaty group that currently does not explicitly provide information to identify environmental claims, the Company has established a net provision of $10.0 million ($13.7 million before deducting reinsurance) for unreported environmental losses. This provision is based on the likelihood that a significant portion of the current payments and incurred loss emergence observed for this treaty group is related to environmental claims activity. During the Company's third quarter of 1995 reserve review of the U.S. assumed casualty reinsurance, it was noted that for contracts reporting environmental claims, approximately 80% of the current year's payments and reserve emergence were related to environmental claims. The Company believes that the treaties not identifying environmental claims have a lower exposure to these claims than the treaties that have reported environmental claims and thus has assumed that approximately 50% of the observed payments and reserve emergence on assumed casualty reinsurance contracts not identifying environmental claims are actually related to environmental claims activity. The Company has also assumed that the survival ratios (outstanding reserves to average annual payments) for the treaties not reporting environmental claims are similar to the survival ratios implied for the treaty group reporting environmental claims. These assumptions combined with the partial reliance on industry loss reporting patterns excluding environmental and asbestos claims produced the $10.0 million reserve for unreported environmental claims for this treaty group.

  Due to the increases in reserve estimates for environmental claims, the Company also increased unallocated loss adjustment expense reserves by $5.0 million in recognition of additional costs related to the settlement of these claims. The 1995 Third Quarter Charge resulted in direct outstanding reserves for environmental claims increasing by $75.5 million. This increase is related to the primary general liability and the umbrella/excess liability programs. The Company utilizes a traditional industry methodology for determining unallocated loss adjustment expense reserves based on calendar year paid unallocated loss adjustment expense to direct paid loss ratios, case and incurred but not reported reserves outstanding and the 50/50 assumption (50% of the unallocated loss adjustment expense is paid when a claim is opened and 50% is paid upon closing). Since unallocated loss adjustment expense has a positive relationship with outstanding reserves, the $75.5 million reserve increase indicated an additional $5.0 million of unallocated loss adjustment expense reserve was appropriate.

  Non-Environmental Exposure on Assumed Reinsurance, Catastrophe Losses and Other Insurance Related Reserves. The Company also established an additional reserve of $13.1 million ($27.7 million before deducting reinsurance) for unreported losses relating to the non-environmental exposures for the two assumed reinsurance treaty groups described above. This estimate was developed in reliance upon historical emergence patterns for Highlands' assumed reinsurance treaties, reported development patterns compiled by the Reinsurance Association of America, actuarial estimates provided by the ceding companies and management's judgment as to the likely effects of these factors on the Company's loss exposure.

  The remaining $44.4 million ($89.3 million before deducting reinsurance) of the increase in reserves was spread over several lines of business. Included in this amount was $13.0 million of additional unallocated loss adjustment expense reserves, which were established primarily for additional costs related to the settlement of claims and run-off costs related to Highlands
(UK). Loss reserves with regard to Highlands (UK) were increased by $12.0 million ($50.7 million before deducting reinsurance) in recognition of continuing loss realization from catastrophes occurring in the 1987 through 1990 underwriting years. The remaining reserve increases were not related to specific events, but were deemed to be appropriate adjustments to previous reserve estimates in light of the most recent available data regarding projected expected loss and loss adjustment expense from existing policies.

  Litigation Reserves. As indicated above, the Company increased its reserves for litigation and administrative proceedings against the Company by $8.0 million during the third quarter of 1995 and by an additional $2.5 million in the fourth quarter of 1995. In addition, litigation reserves were increased by $2.0 million in 1996. See Item 3: "Legal Proceedings."

  On May 15, 1991, Weatherford Roofing Company and other plaintiffs commenced an action against Employers National Insurance Company in the 116th Texas State District Court in Dallas County, Texas, alleging that they had been overcharged for workers' compensation insurance. On April 23, 1992, the plaintiffs amended their petition to allege a class action on behalf of all employers overcharged for workers' compensation insurance purchased between 1987 and 1992 to cover Texas employees. On April 18, 1994, Highlands and Highlands Underwriters Insurance Company were added to the action as named defendants. The lawsuit, styled Weatherford Roofing Company, et al. v. Employers National Insurance Company (Case No. 91-05637), alleges among other things that the defendants conspired to charge rates of premium for retrospectively rated insurance policies that exceeded rates then permitted under applicable Texas law and regulations. On July 2, 1996, the named plaintiffs and a group of 14 insurance company defendants, including the Company, entered into a settlement agreement (the "Settlement Agreement"), and said agreement has received preliminary approval of the court. Pursuant to the terms of the Settlement Agreement, in July of 1996, notification of the settlement was published in several Texas newspapers and mailed to all insureds within the settlement class. The insureds that have elected to opt-out of the settlement will not impact Highlands or terminate the Settlement Agreement.

  Final approval of the agreement settlement was granted by the court in the fourth quarter of 1996 and the distribution of the settlement fund is now expected to occur in the first quarter of 1997. The time to appeal the approval of the Settlement Agreement has now expired. The Company's liability, pursuant to the terms of the Settlement Agreement, is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial position of the Company.

  In November 1988, the State of California adopted by ballot initiative Proposition 103, a comprehensive system of regulation applicable to all property and casualty insurance written in California. Proposition 103 does not apply to workers' compensation insurance or reinsurance. Proposition 103 provided, among other things, that rates for automobile and certain other insurance policies issued or renewed on or after November 8, 1988 be rolled back to levels of November 8, 1987 and then reduced by an additional 20%. In January 1995, the State of California Department of Insurance ("DOI") notified the Company that it believed that the Company had a premium rollback obligation to policyholders under Proposition 103. On April 18, 1995, the DOI issued a Notice of Hearing Re Proposition 103 Rollback Exemption Application In the Matter of the Rate Rollback Liability of Highlands and Highlands Underwriters Insurance Company. Subsequent to the issuance of the Notice of Hearing there was a Prehearing Conference Order and several motions regarding the extent and nature of discovery. On June 30, 1995, Highlands and Highlands Underwriters Insurance Company mailed a settlement offer to the Insurance Commissioner of the State of California, which was rejected by the Commissioner on July 18, 1995. In December of 1995, a decision was entered in the matter of Amwest Surety Insurance Company v. Pete Wilson, et al. In that case, the Supreme Court of the State of California determined that surety insurance would be subject to Proposition 103. There were hearings pursuant to the above-referenced Notice of Hearing during May and June of 1996 at which the DOI asserted that the rollback obligation of Highlands and Highlands Underwriters Insurance Company was $3.9 million, plus interest, for a total amount of $6.5 million. In connection with such hearing, the administrative law judge was expected to render a decision regarding the Company's rollback liability during the last quarter of 1996. Subsequent to the June of 1996 hearing, the Company re-evaluated its legal reserves, and such reserves were increased in the third quarter of 1996 by $1 million to reflect the Company's current estimate of its most probable loss. Settlement negotiations occurred during the fourth quarter of 1996, and as a result of the status of such negotiations, legal reserves were increased $1 million in the fourth quarter of 1996.

  On February 3, 1997, this matter was settled for $5.7 million and such amount is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial condition of the Company. The settlement will be submitted to the Administrative Law Judge and the Commissioner of Insurance for their approval, and the Company has no reason to believe at this time that the settlement will not be approved. In the event the settlement is not approved, the Company will continue to defend this matter vigorously.

  The remaining portion of the legal reserves relates to various claims and legal actions arising in the ordinary course of the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is a holding company, the principal assets of which are all of the capital stock of Highlands and $47.0 million of fixed maturities and cash and cash equivalent investments at December 31, 1996. The Company's property and casualty insurance business is conducted by Highlands and the other Insurance Subsidiaries. The liquidity and capital resource considerations for the Company and its Insurance Subsidiaries are different.

 Holding Company

  Immediately following the Distribution, the Company issued $62.85 million in principal amount of Debentures for $60.0 million in cash and $2.85 million of notes. Of such proceeds, the Company invested $10.0 million in the U.S. Insurance subsidiaries as a contribution to surplus, paid approximately $5.7 million in transactions fees and for reimbursement of out-of-pocket expenses incurred in connection with the issuance of the Debentures and Warrants and retained the remaining approximately $44.4 million for general corporate purposes.

  Prior to the Distribution, the Company was included in the Halliburton consolidated U.S. federal tax return. An intercompany tax-sharing arrangement between the Company and Halliburton resulted in the Company receiving from or paying to Halliburton a cash payment for U.S. federal income taxes based on financial reporting (book) income rates that were determined by Halliburton. The Company was not charged more U.S. federal income tax than it would have paid on a separate return basis. Pursuant to SFAS 109, the Company provided for income taxes on its statements of operations as if it had filed separate tax returns in each taxing jurisdiction (separate return method). Differences between income tax provisions calculated using the separate return method and amounts calculated under the intercompany tax-sharing arrangements are reflected as additions or reductions to stockholders' equity, as appropriate. In 1996 the Company received from Halliburton and forwarded to its Insurance Subsidiaries approximately $42.2 million in cash related to the tax benefit of the significant tax losses incurred in 1995 which are utilizable by Halliburton.

  The tax-sharing agreement resulted in Halliburton acquiring the domestic deferred tax assets and liabilities from its U.S. subsidiaries. In contemplation of Halliburton's distribution of the Company's shares, Halliburton contributed to the Company in 1995 the net deferred tax assets attributable to the Company which the Company recorded as a contribution to capital. Based on the tax-free nature of the spin off, the deferred tax asset attributes are available to the Company.

  The Company's other principal sources of funds are dividend and tax sharing payments from Highlands, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by Highlands is subject to restrictions and limitations imposed by the insurance laws of the State of Texas. The maximum dividend payable by Highlands in 1997 without approval is approximately $18.0 million. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

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

  On June 21, 1996, the Company entered into an agreement to acquire Vik Brothers Insurance, Inc. ("VBII"). VBII is an insurance holding company that primarily writes commercial property and casualty business for small to medium sized companies and, to a lesser extent, personal lines business.

  On February 13, 1997, the Company signed an amended and restated agreement and plan of merger which revised the terms of the agreement originally entered into June 21, 1996. On March 10, 1997, the Company entered into an amendment to the February 13, 1997 agreement. Under the revised terms, the Company will acquire VBII for aggregate consideration of approximately $97 million consisting of the issuance of 1.4 million shares of Company Common Stock valued at $21.50 per share representing 12.5% of the then outstanding Company Common Stock, the refinancing of $40 million in debt, the issuance of $21.4 million of preferred stock and $4 million of cash.

  Following completion of the acquisition, the Company intends to contribute up to a maximum of $42 million of capital to the VBII insurance subsidiaries, which will be funded by $25 million of additional debt and $17 million in cash. The Company is currently negotiating a $65 million revolving credit facility in connection with this acquisition.

  Consummation of the acquisition is subject to certain consents, waivers or other agreements from certain securityholders of VBII and other third parties, as well as regulatory approval. The transaction is expected to be completed in the second quarter of 1997.

 Insurance Subsidiaries

  Insurance Operations. The principal sources of funds for the Insurance Subsidiaries are premiums and amounts earned from the investment of such premiums. The principal uses of funds by these subsidiaries are the payment of claims and related expenses, underwriting expenses, other operating expenses and dividends and tax sharing payments to the Company.

  In the insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including from its investment portfolio, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements of insurance companies are influenced significantly by product mix. Future catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements for the Insurance Subsidiaries.

  The liquidity requirements of the Insurance Subsidiaries are met by that portion of the investment portfolio that is held in cash and highly liquid short-and intermediate-term securities. Prior to the Distribution, liquidity requirements of the Insurance Subsidiaries were also provided for by the payments made by Halliburton to the Company and the Insurance Subsidiaries under the income tax sharing arrangements for losses generated by the Company and its subsidiaries. These tax sharing arrangements were terminated in connection with the Distribution and resulted in the Insurance Subsidiaries receiving $42.2 million from Halliburton in 1996.

  In 1994, Highlands (UK) had a liability of $21.5 million for cash advances received from an affiliate of Halliburton. During 1994, this liability was exchanged for a capital contribution to Highlands (UK). Accordingly, the Company recorded additional paid-in capital of $21.5 million in 1994.

  Statutory Surplus. Maintenance of appropriate levels of statutory surplus of the Company's U.S. Insurance Subsidiaries is a primary objective of the Company and is also important to regulatory authorities and rating agencies. In addition, increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have caused greater emphasis to be placed by current and potential customers upon the ratings assigned to property and casualty insurance companies. Each of the U.S. Insurance Subsidiaries and Highlands have been assigned an "A-" (Excellent) rating by A.M. Best.

  The NAIC has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk with respect to a company's mix of products and its balance sheet. Highlands' authorized control level RBC, as defined by the NAIC, was $56.6 million on December 31, 1996 which was substantially below Highlands' existing capital of $187.0 million. The other U.S. Insurance Subsidiaries have an RBC amount above the authorized control level RBC as defined by the NAIC.

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

  An annual range of ratio results has been established from studies of the ratios for companies that have become insolvent or have experienced financial difficulties falling outside the usual range. The analytical phase is a review of annual statements and the financial ratios. Companies that receive financial ratio values outside the usual range generally are analyzed in order to identify those companies that appear to require immediate regulatory attention. A more comprehensive review of the ratio results in an insurer's annual statement is performed later to confirm that an insurer's situation in fact calls for increased and closer regulatory attention. If the review confirms that the insurer's situation should be accorded the highest priority in the Insurance Commissioner's surveillance process, the insurer receives a "first priority" designation. Highlands received "first priority" designation as a result of the review of its financial ratio results and statutory annual statements for 1995. The primary reason Highlands received a "first priority" designation was due to the large reserve increase it recorded in 1995. Highlands' statutory surplus decreased by $75.4 million in 1995, principally as a result of a third quarter charge (see "1995 Third Quarter Charge"), and was $178.7 million as of December 31, 1995.

  The following table sets forth certain information with respect to the Company's statutory surplus (U.S. Insurance Subsidiaries) at the dates indicated.

                                                              DECEMBER 31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------  -----  -----
                                                              (DOLLARS IN
                                                               MILLIONS)
      Statutory surplus................................... $188.5  180.0  258.0
      Net premiums written to surplus ratio...............    0.8x   1.1x   0.9x

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

  Based on the Company's evaluation of the financial condition of its reinsurers, the Company has established reserves for potentially uncollectible reinsurance which amounted to $2.4 million and $4.6 million as of December 31, 1996 and 1995, respectively. Additionally, the Company has retained net $20.1 million and $18.6 million of ceded reserves related to potentially uncollectible reinsurance at December 31, 1996 and 1995. With respect to carriers that are not authorized reinsurers as determined by the Texas Department of Insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances unreported losses. At December 31, 1996 such collateral totaled approximately $14.8 million. The Company's three largest reinsurance recoverable exposures at December 31, 1996 were approximately $111.2 million with underwriting syndicates at Lloyds (Highlands (U.K.) $90.2 million and U.S. Insurance Subsidiaries $21.0 million), $84.2 million with American Re-insurance Company and $55.0 million with General Reinsurance Company. American Re-insurance Company and General Reinsurance Company are rated by A. M. Best and carry "A+" and "A++" ratings, respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

  The Consolidated Financial Statements are set forth herein beginning on page 43 of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On August 30, 1996, the Board of Directors of the Company, retained KPMG Peat Marwick LLP ("KPMG") as its principal accountant in lieu of Arthur Andersen LLP ("Arthur Andersen"). The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors of the Company.

  During the two most recent fiscal years and subsequent interim periods preceding the retention of KPMG, there were no disagreements between the Company and Arthur Andersen on accounting and financial disclosure matters.

  There have been no disagreements with KPMG on accounting and financial disclosure matters since the retention of KPMG.

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Except for the information provided in Part I under the heading "Directors and Executive Officers of the Registrant", this item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, and which is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, and which is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, and which is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, and which is incorporated herein by reference.

                                    PART IV

ITEM 14: FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

  (a) Financial Statements--The Consolidated Financial Statements and Schedules are listed in the Index to Financial Statements on page 40 and are filed as part of this Report.

  (b) Exhibits

 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------
  +3.1   Amended and Restated Certificate of Incorporation of the Registrant
  +3.2   Form of Amended and Restated Bylaws of the Registrant
  +4.1   Form of Stock Certificate of Common Stock (See also Exhibits 3.1 and
         3.2)
  +4.2   Form of 10% Convertible Subordinated Debentures Due December 31, 2005
  +4.3   Form of Common Stock Subscription Warrant, Series A
  +4.4   Form of Common Stock Subscription Warrant, Series B
  +4.5   Form of 10% Convertible Subordinated Debentures Due December 31, 2005,
         Series 2
  +4.6   Form of Common Stock Subscription Warrant, Series A-2
  +4.7   Form of Common Stock Subscription Warrant, Series B-2
 +10.1   Distribution Agreement among Halliburton and the Registrant dated as of October 10, 1995 (exhibits omitted)
 +10.2   Investment Agreement among the Registrant, Halliburton and the
         Investors, dated as of October 10, 1995 (exhibits and schedules omitted)
 +10.3   Form of Tax Agreement
 +10.4   Form of Insurance Products and Services Agreement (schedules omitted)
 +10.5   Form of Employee Benefit Matters Agreement
 +10.6   Form of Transition Agreement
 +10.7   Form of Registration Rights Agreement to be entered into among
         Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P.
         and the Registrant
 +10.8   Form of 1995 Stock Option Plan
 +10.9   Form of Employment Agreement to be entered into between the Registrant and Richard M. Haverland
 +10.10  Lease Agreement dated as of May 14, 1990 between Highlands Insurance
         Company and Metropolitan Life Insurance Company, including First
         Amendment thereto dated February 12, 1991; Second Amendment thereto dated May 17, 1991; Third Amendment thereto dated October 22, 1992;
         Fourth Amendment thereto dated June 4, 1993; Fifth Amendment thereto dated December 14, 1993; Sixth Amendment thereto dated May 16, 1994;
         and Seventh Amendment thereto dated August 25, 1995
 +10.11  Form of Indemnification Agreement to be entered into between the
         Registrant and each of its directors
 +10.12  Severance Agreement dated as of August 18, 1992 between Harold Duble and Halliburton, as amended April 1, 1995
 +10.13  Form of Severance Agreements entered into between Halliburton and
         Messrs. Michael A. Weberpal, Charles J. Bachand, W. Dale Montgomery
         and Robert M. Stephens.
 +10.14  Form of 1995 Directors' Stock Plan
 +10.15  Amendatory Agreement dated as of November 9, 1995 among the Company,
         Halliburton, the Investors, Robert A. Spass and Bradley E. Cooper
         (amending the Investment Agreement)
 +10.16  Form of note to be issued in consideration for the issuance by the
         Registrant of 10% Convertible Subordinated Debentures Due December 31,
         2005, Series 2, Common Stock Subscription Warrants, Series A-2, and
         Common Stock Subscription Warrants, Series B-2
 +10.17  Form of pledge agreement to secure the note filed as Exhibit 10.16
 +10.18  Form of Purchase, Redemption and Bonus Agreement to be entered into between the Company and the Management Investors with respect to the
         Management Securities
  11.1   Statement re computation of per share earnings
  21.1   List of Subsidiaries

--------
+ Incorporated by reference to the Company's registration statement on Form 10 as filed with the Commission on January 4, 1996.

  (c) Reports on Form 8-K

  The Registrant filed a Form 8-K Current Report, dated November 30, 1996 pertaining to the Registrant's press release reporting the results of operations for the three months ended September 30, 1996, and certain other selected financial data.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Highland Insurance Group, Inc.

                                                /s/ Richard M. Haverland
                                          By:__________________________________
                                                  Richard M. Haverland,
                                              Chairman, President and Chief
                                                    Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/ Richard M. Haverland        Chairman, President and         March 21, 1997
____________________________________ Chief Executive Officer
        Richard M. Haverland

      /s/ Charles J. Bachand         Vice President, Treasurer       March 21, 1997
____________________________________ and Principal Accounting
         Charles J. Bachand          Officer

       /s/ Robert A. Spass           Director                        March 21, 1997
____________________________________
          Robert A. Spass

      /s/ Bradley E. Cooper          Director                        March 21, 1997
____________________________________
         Bradley E. Cooper

      /s/ W. Bernard Pieper          Director                        March 21, 1997
____________________________________
         W. Bernard Pieper

       /s/ Kenneth S. Crews          Director                        March 21, 1997
____________________________________
          Kenneth S. Crews

        /s/ Philip J. Hawk           Director                        March 21, 1997
____________________________________
           Philip J. Hawk

       /s/ Robert W. Shower          Director                        March 21, 1997
____________________________________
          Robert W. Shower

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Audited Financial Statements
  Reports of Independent Public Accountants................................  41
  Consolidated Balance Sheets as of December 31, 1996 and 1995.............  43
  Consolidated Statements of Operations for the years ended December 31,
   1996, 1995 and 1994.....................................................  44
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1995 and 1994........................................  45
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994.....................................................  46
  Notes to Consolidated Financial Statements...............................  47
Financial Statement Schedules
  Summary of Investments Other Than Investments in Related Parties--
   December 31, 1996.......................................................  65
  Condensed Financial Information of Registrant (Parent Company only):
  Condensed Balance Sheets--December 31, 1996 and 1995.....................  66
  Condensed Statements of Operations--Years ended December 31, 1996, 1995 and 1994................................................................  67
  Condensed Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994................................................................  68
  Supplemental Insurance Information--Years ended December 31, 1996, 1995 and 1994................................................................  69
  Reinsurance--Years ended December 31, 1996, 1995 and 1994................  70
  Valuation and Qualifying Accounts--Years ended December 31, 1996, 1995 and 1994................................................................  71
  Supplemental Information (for Property-Casualty Insurance Operations)--
   Years ended December 31, 1996, 1995 and 1994............................  72

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Highlands Insurance Group, Inc.:

  We have audited the accompanying consolidated balance sheet of Highlands Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Insurance Group, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for year then ended in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Index to Financial Statements and Schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          KPMG PEAT MARWICK LLP

Houston, Texas
February 25, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,
Highlands Insurance Group, Inc.:

  We have audited the accompanying consolidated balance sheet of Highlands Insurance Group, Inc. (the Company) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Insurance Group, Inc. as of December 31, 1995 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II, III, IV, V and VI are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 8, 1996

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                                                              1996      1995
                                                           ---------- ---------
                          ASSETS
Investments:
 Fixed maturity securities:
  Available for sale, at fair value (amortized cost of
   $320,909 in 1996 and $216,093 in 1995)................. $  324,905   227,509
  Held to maturity, at amortized cost (fair value of
   $367,446 in 1996 and $396,729 in 1995).................    355,492   374,364
  Equity securities, at fair value (cost of $26,293 in
   1996 and $31,966 in 1995)..............................     26,967    33,697
  Other invested assets, at cost..........................      3,770        --
                                                           ---------- ---------
    Total investments.....................................    711,134   635,570
Cash and cash equivalents.................................     49,484    85,176
Premiums in course of collection, net.....................     24,048    40,959
Premiums due under retrospective policies.................    121,276   134,428
Receivable from reinsurers................................    556,900   602,380
Funds on deposit with reinsurers..........................     14,456    15,449
Deferred taxes............................................     37,126    29,534
Receivable from former affiliates.........................        250    41,255
Accrued investment income.................................     12,600    11,131
Deferred policy acquisition costs.........................      6,436    11,744
Other assets..............................................     32,321    28,465
                                                           ---------- ---------
    Total assets.......................................... $1,566,031 1,636,091
                                                           ========== =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Loss and loss adjustment expense reserves................. $1,156,824 1,253,627
Unearned premiums.........................................     31,474    52,571
Convertible subordinated debentures.......................     55,452        --
Funds held................................................     16,475    22,702
Payable to former affiliates..............................         --       676
Accounts payable and accrued liabilities..................     42,331    39,405
                                                           ---------- ---------
    Total liabilities.....................................  1,302,556 1,368,981
                                                           ---------- ---------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 11,448,208 shares issued and outstanding in
   1996 ($1,000 par value; 10,000 shares authorized, 1,000
   shares issued and outstanding in 1995).................        114     1,000
  Additional paid-in capital..............................    192,273   184,168
  Net unrealized gain on investments......................      3,036     8,547
  Retained earnings.......................................     68,052    73,395
                                                           ---------- ---------
    Total stockholders' equity............................    263,475   267,110
                                                           ---------- ---------
    Total liabilities and stockholders' equity............ $1,566,031 1,636,091
                                                           ========== =========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                     1996      1995     1994
                                                   --------  --------  -------
Revenues:
  Net premiums earned............................. $152,048   201,446  241,676
  Net investment income...........................   50,988    48,529   46,720
  Net realized investment gains...................    1,199     2,618    1,910
                                                   --------  --------  -------
    Total revenues................................  204,235   252,593  290,306
                                                   --------  --------  -------
Expenses:
  Losses and loss adjustment expenses incurred....  156,589   300,253  224,315
  Underwriting expenses...........................   56,487    73,905   65,022
  Interest expense and debt amortization..........    6,903        --       --
  Other expenses (income), net....................    1,697      (823)  (1,314)
                                                   --------  --------  -------
    Total expenses................................  221,676   373,335  288,023
                                                   --------  --------  -------
Income (loss) before income tax benefit...........  (17,441) (120,742)   2,283
Income tax benefit................................   12,098        --       --
                                                   --------  --------  -------
Net income (loss)................................. $ (5,343) (120,742)   2,283
                                                   ========  ========  =======
  Net income (loss) per common share and common
   stock equivalents.............................. $   (.47)   (10.55)     .20
                                                   ========  ========  =======
  Weighted average number of common shares and
   common stock equivalents outstanding...........   11,448    11,448   11,448
                                                   ========  ========  =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                    1996      1995      1994
                                                  --------  ---------  -------
Common Stock:
 Balance, beginning of year...................... $  1,000      1,000    1,000
  Change in par value of common stock............     (886)        --       --
                                                  --------  ---------  -------
 Balance, end of year............................      114      1,000    1,000
                                                  --------  ---------  -------
Additional paid-in capital:
 Balance, beginning of year......................  184,168    110,803   84,261
  Addition resulting from issuance of convertible
   subordinated debentures with detachable common
   stock warrants................................    7,439         --       --
  Change in par value of common stock............      886         --       --
  Contribution from former parent:
   Net current tax asset.........................    7,723     39,229    5,064
   Net deferred tax asset........................   (7,943)    34,136       --
   Investment in Highlands (UK) by former
    affiliate....................................       --         --   21,478
                                                  --------  ---------  -------
 Balance, end of year............................  192,273    184,168  110,803
                                                  --------  ---------  -------
Net unrealized gain (loss) on investments:
 Balance, beginning of year......................    8,547    (10,132)  11,685
  Changes in net unrealized (loss) gain, net of
   applicable federal income tax.................   (5,511)    18,679  (21,817)
                                                  --------  ---------  -------
 Balance, end of year............................    3,036      8,547  (10,132)
                                                  --------  ---------  -------
Retained earnings:
 Balance, beginning of year......................   73,395    194,137  191,854
  Net income (loss)..............................   (5,343)  (120,742)   2,283
                                                  --------  ---------  -------
 Balance, end of year............................   68,052     73,395  194,137
                                                  --------  ---------  -------
Total stockholders' equity....................... $263,475    267,110  295,808
                                                  ========  =========  =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                   1996      1995      1994
                                                 --------  --------  --------
Cash flows from operating activities:
 Net income (loss).............................. $ (5,343) (120,742)    2,283
                                                 --------  --------  --------
Adjustments to reconcile net income (loss) to
 net cash (used in) provided by operating
 activities:
  Depreciation and amortization.................     (152)      455       769
  Change in deferred policy acquisition costs...    5,308       106    (5,807)
  Net realized investment gains.................   (1,199)   (2,618)   (1,910)
  Decrease in premiums in course of collection..   16,911    25,513     5,960
  Decrease (increase) in premiums due under
   retrospective policies.......................   13,152    (4,811)   12,933
  Decrease (increase) in receivables from
   reinsurers...................................   45,480   (40,906)   60,999
  Decrease in funds on deposit with reinsurers..      993     4,841     3,831
  Increase in deferred taxes....................  (12,098)       --        --
  Advances from (payments to) former affiliates,
   net..........................................      801    (1,949)    1,251
  (Decrease) increase in loss and loss
   adjustment expense reserves..................  (96,803)  104,454   (76,069)
  (Decrease) increase in unearned premiums......  (21,097)    1,393    (2,325)
  (Decrease)increase in funds held..............   (6,227)    1,263       862
  Change in other operating assets and
   liabilities..................................    7,633    23,415     5,771
                                                 --------  --------  --------
    Total adjustments...........................  (47,298)  111,156     6,265
                                                 --------  --------  --------
    Net cash (used in) provided by operating
     activities.................................  (52,641)   (9,586)    8,548
Cash flows from investing activities:
 Proceeds from sales--
  Fixed maturity securities available for sale..       --     7,075    40,609
  Equity securities.............................    4,726     8,064       839
 Maturities or calls--
  Fixed maturity securities available for sale..   27,168    19,324    71,708
  Fixed maturity securities held to maturity....   40,162    45,591    32,692
 Investment purchases--
  Fixed maturity securities available for sale.. (131,559)  (46,923) (139,918)
  Fixed maturity securities held to maturity....  (20,220)   (7,700)  (17,062)
  Equity securities.............................   (2,282)   (4,064)   (5,815)
 Purchases of property and equipment............   (1,531)     (675)     (995)
 Sales of property and equipment................      194        29     1,295
 Proceeds from disposal of subsidiary, net......       22        --        --
 Cash returned by former affiliates, net........    3,800       418    16,667
                                                 --------  --------  --------
    Net cash (used in) provided by investing
     activities.................................  (79,520)   21,139        20
                                                 --------  --------  --------
 Cash flows from financing activities:
  Proceeds from issuance of convertible
   subordinated debentures......................   60,000        --        --
  Payment for debt issuance expense.............   (5,705)       --        --
  Contribution from former parent of net current
   tax asset....................................   42,174    20,834     2,888
                                                 --------  --------  --------
    Net cash provided by financing activities...   96,469    20,834     2,888
                                                 --------  --------  --------
Net (decrease) increase in cash and cash
 equivalents....................................  (35,692)   32,387    11,456
Cash and cash equivalents at beginning of year..   85,176    52,789    41,333
                                                 --------  --------  --------
Cash and cash equivalents at end of year........ $ 49,484    85,176    52,789
                                                 ========  ========  ========
Supplemental disclosure of cash flow
 information:
  Interest paid................................. $  5,639        --        --
                                                 ========  ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Reporting and Operations

  The accompanying consolidated financial statements include the accounts of Highlands Insurance Group, Inc., (HIC) and its subsidiaries (the Company). The Company is an insurance holding company for Highlands Insurance Company (Highlands) and its wholly-owned subsidiaries including Highlands Lloyds, a controlled insurance affiliate, Highlands Insurance Company (U.K.) Limited (Highlands UK) (a foreign reinsurance company located in the United Kingdom) and certain other insignificant companies. All material intercompany accounts and transactions have been eliminated.

  HIC was wholly-owned by Halliburton Company (Halliburton) until January 23, 1996 when Halliburton distributed all of the outstanding shares of common stock of HIC to holders of record of common stock of Halliburton on January 4, 1996 (the Distribution). Holders of record received one share of common stock of HIC for every ten shares of common stock of Halliburton held on that date. Approximately 11.4 million common shares of HIC were issued in conjunction with the Distribution.

  The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles.

 Net Premiums Earned

  Insurance premiums on property/casualty insurance contracts are generally earned ratably over the terms of the policies after estimated adjustments for retrospectively rated policies and a deduction for ceded insurance.

 Loss and Loss Adjustment Expense Reserves

  Loss and loss adjustment expense reserves are based on (a) case basis estimates for claims reported on direct business, adjusted in the aggregate for ultimate loss expectations, (b) estimates of incurred but not reported
(IBNR) claims based upon past experience, (c) estimates of assumed insurance losses, (d) estimates of future expenses to be incurred in settlement of claims and (e) estimates of claim recoveries. In establishing these estimates, consideration is given to current conditions and trends as well as past Company and industry experience.

  Loss and loss adjustment expense reserves are based on estimates, and the ultimate liability may vary significantly from such estimates (see note 8). Any adjustments that are made to the reserves are reflected in the consolidated statements of operations in the year such adjustments are known.

 Deferred Acquisition Costs

  Costs of acquiring insurance business which vary with and are primarily related to the production of such business are deferred. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred acquisition costs are amortized ratably over the period the related premiums are earned. Anticipated investment income and business line profitability is considered in the determination of the recoverability of deferred acquisition costs.

 Investments

  Investments classified as held to maturity are carried at amortized cost. This classification is based upon the Company's intent and ability to hold these securities to full maturity. Investments classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale investments are reported as a separate

                        HIGHLANDS INSURANCE GROUP, INC.

component of stockholders' equity, net of applicable deferred taxes. The Company continually monitors the difference between the cost and estimated fair value of the investments. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established. Fixed income securities may be sold to take advantage of investment opportunities generated by changing interest rates, prepayments and tax and credit considerations, as part of the Company's assets/liability strategy, or for similar factors. As a result, the Company considers a portion of its fixed income securities (bonds and redeemable preferred stocks) and all equity securities as available for sale. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization is included in net investment income.

 Foreign Operations

  Most of the Company's foreign premium income comes from the London insurance market which is characterized by long delays in reporting of both premium and loss information. Profits or losses from foreign business are generally recognized based on projections of ultimate premiums and losses.

 Cash and Cash Equivalents

  The Company defines cash equivalents as short-term, highly liquid investments that are readily convertible to known amounts of cash. In general, only investments with original maturities of three months or less qualify as cash equivalents.

 Debt Issuance Costs

  Deferred financing and related costs consist of capitalized fees associated with the issuance of $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures). These costs include underwriting, legal and accounting fees. Debt issuance costs of $4.9 million were capitalized in connection with the issuance of the Debentures and are amortized on the straight line basis and charged to income over 10 years.

 Net Income (Loss) Per Share

  Primary net income (loss) per share amounts are based upon the weighted average number of common stock shares and common stock equivalents, common stock warrants and options, outstanding during the period. Fully diluted net income (loss) per share amounts are based upon the weighted average number of common stock shares and common stock equivalents outstanding during the period and the effects of converting the Debentures. The effects of common stock equivalents and the conversion of the Debentures are considered to be antidilutive for all periods presented and, therefore, the effects are not reflected in either primary or fully diluted net income (loss) per share amounts. The income (loss) per share amounts for the year ended December 31, 1995 and 1994 are based upon the 11,448,208 shares of common stock that were distributed and outstanding immediately following the Distribution.

 Certain Risks and Uncertainties

  The preparation of these financial statements requires management to make estimates and assumptions as of the date of the financial statements that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities. Management must make estimates and assumptions that affect amounts of revenues and expenses, primarily losses and loss adjustment expenses incurred for the reporting period. Management must also make estimates and assumptions in determining reinsurance collectibility and in determining litigation accruals. Actual results could differ from these estimates. Future events, which could impact the estimates used in these financial statements, include inflationary pressures that may tend to affect the size of losses, judicial, legislative and regulatory decisions affecting insurers' liabilities and fluctuations in interest rates.

                        HIGHLANDS INSURANCE GROUP, INC.

 Accounting Standards

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (SFAS 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment loss must be recognized. The adoption of this statement was effective January 1, 1996 and did not have an impact on the results of operations, financial condition or liquidity.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 123 recommends but does not require entities to adopt the fair value based method of accounting for all employee stock compensation plans, under which compensation cost is measured based on the fair value of the award at the grant date and recognized over the vesting period. Entities may continue to account for these plans using the intrinsic value based method of accounting, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Entities not adopting the fair value based method must present proforma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to use the intrinsic value based method of accounting effective for the year ended December 31, 1996 financial statements.

 Reclassification

  Certain items in the December 31, 1995 and 1994 consolidated financial statements have been reclassified to conform to the current year's presentation.

  Gross premiums and net premiums written have been redefined for all periods presented to include the effects of changes in premiums due under retrospective policies. Such changes were previously recorded only as net premiums earned.

2. BUSINESS ACQUISITION

 Pending Acquisition

  On June 21, 1996, the Company entered into an agreement to acquire Vik Brothers Insurance, Inc. (VBII). VBII is an insurance holding company that primarily writes commercial property and casualty business for small to medium sized companies and, to a lesser extent, personal lines business.

  On February 13, 1997, the Company signed an amended and restated agreement and plan of merger which revised the terms of the agreement originally entered into June 21, 1996. Under the revised terms, the Company will acquire VBII for aggregate consideration of approximately $97 million consisting of the issuance of 1.6 million shares of HIC common stock valued at $21.50 per share representing 12.5% of the then outstanding common stock, the assumption of $40 million in debt and issuance of $21.4 million of preferred stock.

  Following completion of the acquisition, the Company intends to contribute up to a maximum of $42 million of capital to the VBII insurance subsidiaries, which will be funded by $25 million of additional debt and $17 million in cash. The Company is currently negotiating a $65 million revolving credit facility in connection with this acquisition.

  Consummation of the acquisition is subject to certain consents, waivers or other agreements from certain securityholders of VBII and other third parties, as well as regulatory approval. The transaction is expected to be completed in the second quarter of 1997.

                        HIGHLANDS INSURANCE GROUP, INC.

3. INVESTMENTS AND INVESTMENT INCOME

 Net Investment Income

  Net investment income for the years ended December 31, 1996, 1995 and 1994 is comprised of the following (in thousands):

                                                            1996    1995   1994
                                                           ------- ------ ------
Gross investment income:
  Fixed maturity securities............................... $43,558 43,500 41,742
  Equity securities.......................................   2,180  2,441  2,248
  Short-term investments..................................   5,807  3,197  3,926
  Other invested assets...................................      54     --     --
                                                           ------- ------ ------
    Gross investment income...............................  51,599 49,138 47,916
  Investment expenses.....................................     611    609  1,196
                                                           ------- ------ ------
    Net investment income................................. $50,988 48,529 46,720
                                                           ======= ====== ======

  The following is a summary of available for sale and held to maturity securities at December 31, 1996 and 1995 (in thousands):

                                                             GROSS
                                                          UNREALIZED
                                               AMORTIZED -------------   FAIR
                                                 COST    GAINS  LOSSES   VALUE
                                               --------- ------ ------  -------
At December 31, 1996--
 Fixed maturities available for sale:
  United States Government and government
   agencies................................... $141,767   1,521   (903) 142,385
  States, municipalities and political
   subdivisions...............................   31,920   1,683     (3)  33,600
  Mortgage-backed securities..................   25,742     304   (764)  25,282
  Corporate securities........................  115,914   2,647   (723) 117,838
  Sinking fund preferred stock................    5,566     248    (14)   5,800
                                               --------  ------ ------  -------
                                                320,909   6,403 (2,407) 324,905
 Equity securities............................   26,293   1,015   (341)  26,967
                                               --------  ------ ------  -------
                                               $347,202   7,418 (2,748) 351,872
                                               ========  ====== ======  =======
 Fixed maturities held to maturity:
  United States Government and government
   agencies................................... $ 10,041       3    (87)   9,957
  States, municipalities and political
   subdivisions...............................  189,512  15,197     (1) 204,708
  Mortgage-backed securities..................   88,209     876 (2,181)  86,904
  Foreign governments.........................   12,862      29     --   12,891
  Corporate securities........................   54,868     212 (2,094)  52,986
                                               --------  ------ ------  -------
                                               $355,492  16,317 (4,363) 367,446
                                               ========  ====== ======  =======
At December 31, 1995--
 Fixed maturities available for sale:
  United States Government and government
   agencies................................... $ 69,636   3,143     --   72,779
  States, municipalities and political
   subdivisions...............................   38,499   2,459     --   40,958
  Mortgage-backed securities..................   26,812     899   (565)  27,146
  Corporate securities........................   73,720   5,137     (4)  78,853
  Sinking fund preferred stock................    7,426     362    (15)   7,773
                                               --------  ------ ------  -------
                                                216,093  12,000   (584) 227,509
 Equity securities............................   31,966   1,996   (265)  33,697
                                               --------  ------ ------  -------
                                               $248,059  13,996   (849) 261,206
                                               ========  ====== ======  =======
 Fixed maturities held to maturity:
  United States Government and government
   agencies................................... $  4,498     110     --    4,608
  States, municipalities and political
   subdivisions...............................  217,712  20,504     (3) 238,213
  Mortgage-backed securities..................   87,392   2,071   (718)  88,745
  Foreign governments.........................    2,395      26     --    2,421
  Corporate securities........................   62,367   1,494 (1,119)  62,742
                                               --------  ------ ------  -------
                                               $374,364  24,205 (1,840) 396,729
                                               ========  ====== ======  =======

                        HIGHLANDS INSURANCE GROUP, INC.

  The Company is not a trader in bonds and has classified investments into two categories: available for sale and held to maturity.

  The fair value of investments is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. With the exception of the United States Governments the Company has no investment in any one individual security issuer exceeding 10 percent of total assets.

  The amortized cost and estimated fair value of securities at December 31, 1996, by contractual maturity, are presented below (in thousands). Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Securities with multiple maturity dates are disclosed separately rather than allocated over several maturity groupings.

                                                               AMORTIZED  FAIR
                                                                 COST     VALUE
                                                               --------- -------
      Available for sale:
        Within one year....................................... $ 25,773   25,805
        After one year through five years.....................   52,113   53,235
        After five years through ten years....................   76,558   79,001
        After ten years.......................................  135,157  135,782
        Mortgage-backed securities............................   25,742   25,282
                                                               --------  -------
                                                               $315,343  319,105
                                                               ========  =======
      Held to maturity:
        Within one year....................................... $ 48,425   47,020
        After one year through five years.....................   72,760   76,800
        After five years through ten years....................   59,361   64,024
        After ten years.......................................   86,737   92,698
        Mortgage-backed securities............................   88,209   86,904
                                                               --------  -------
                                                               $355,492  367,446
                                                               ========  =======

  The change in net unrealized capital gains and losses on investments available for sale is as follows (in thousands):

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                     ------------------------
                                                      1996     1995    1994
                                                     -------  ------  -------
      Fixed maturity securities..................... $(7,420) 17,999  (16,281)
      Equity securities.............................  (1,057)  5,282   (5,536)
      Deferred income taxes.........................   2,966  (4,602)      --
                                                     -------  ------  -------
        Change in net unrealized capital gains and
         losses, net of tax......................... $(5,511) 18,679  (21,817)
                                                     =======  ======  =======

  Due to the facts and circumstances related to accounting for income taxes under SFAS No. 109 discussed in Note 5, the Company recorded no deferred income taxes related to unrealized capital gains and losses in 1994.

                        HIGHLANDS INSURANCE GROUP, INC.

 Sales of Securities

  Net realized investment gains and proceeds from the sale of investments for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                            1996   1995   1994
                                                           ------  ----- ------
      Fixed maturities.................................... $  658  1,812  1,910
      Equity securities...................................    (52)   806     --
      Other invested assets...............................    593     --     --
                                                           ------  ----- ------
        Net realized investment gains..................... $1,199  2,618  1,910
                                                           ======  ===== ======
      Proceeds from sale of bonds (calls and maturities
       excluded).......................................... $   --  7,075 40,609
                                                           ======  ===== ======

  The cost of each security sold was specifically identified in computing the related gain or loss.

4. STOCKHOLDERS' EQUITY

  The payment of dividends by Highlands without prior approval of the Texas Department of Insurance is limited to formula amounts. Accordingly, the net assets of HIC are similarly restricted. At December 31, 1996, approximately $18 million was available for the payment of dividends without prior approval by the Texas Department of Insurance. Dividends in the amount of $3 million were paid to HIC by Highlands in 1996.

  Statutory capital and surplus and net income (loss), determined in accordance with accounting practices prescribed or permitted by the Texas Department of Insurance, for Highlands follows (in thousands):

                                                        1996     1995     1994
                                                      --------  -------  -------
      Statutory capital and surplus.................. $188,527  180,020  257,953
                                                      ========  =======  =======
      Statutory net income (loss).................... $ (2,021) (78,533)   6,310
                                                      ========  =======  =======

  Statutory capital and surplus and net (loss) for Highlands (UK), determined in accordance with United Kingdom accounting practices, are as follows (in thousands):

                                                           1996   1995    1994
                                                          ------ -------  -----
      Statutory capital and surplus...................... $5,778   5,442  7,881
                                                          ====== =======  =====
      Statutory net income (loss)........................ $  373 (12,276)  (192)
                                                          ====== =======  =====

  After incurring unacceptable underwriting results in 1991 and 1992 and reviewing the prospects for the future, Highlands (UK) voluntarily ceased producing new business effective April 1993. The Company received a Notification of Requirements from the Department of Trade and Industry (DTI) on October 29, 1993, which included: timely reporting of certain financial information; restrictions on certain investment activities without prior approval of the DTI; restrictions relating to transactions with connected persons; and a provision requiring Highlands (UK) to cease to effect contracts of insurance except where it has a legal obligation to do so. Capital infusions for Highlands (UK) were arranged in 1993 but not effected until 1994 due to the Notification of Requirements restriction requiring approval of connected-person transactions. During 1994, DTI sent an additional requirements notice to Highlands (UK) requesting a plan for restoration of a sound financial position because of its failure to maintain a margin of solvency required by Section 32 of the Insurance Company's Act of 1982 for a company writing premiums. Highlands (UK) has developed such a plan. Maintaining a license to write business in the United Kingdom is not essential and Highlands (UK)'s plan does not anticipate any further

                        HIGHLANDS INSURANCE GROUP, INC.

capital contribution to Highlands (UK) beyond the 1995 contribution of $10 million. Management believes that the regulatory matters concerning Highlands
(UK) should not have a material impact on the Company's financial position.

  In 1994, Highlands (UK) had a liability of $21.5 million for cash advances received from an affiliate of Halliburton. In 1994, this liability was exchanged for a capital contribution to Highlands (UK). Accordingly, the Company recorded additional paid-in capital of $21.5 million in 1994. The capital contribution is considered a non-cash financing transaction for the purposes of the statement of cash flows. Additionally, HIC contributed $10 million to Highlands (UK) on December 20, 1995.

5. FEDERAL AND FOREIGN INCOME TAXES

  The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). With respect to losses for periods preceding the Distribution (January 23, 1996), no tax benefit was recorded in the statements of operations pursuant to SFAS 109 and the Company's tax-sharing arrangement with its former parent, Halliburton. Tax receipts under its intercompany tax-sharing arrangements with its former parent were recorded as additions to stockholders' equity for the periods preceding the Distribution.

  The tax-sharing arrangement resulted in Halliburton acquiring the domestic deferred tax assets and liabilities from its domestic subsidiaries. In contemplation of Halliburton's distribution of HIC shares, Halliburton contributed to Highlands the net deferred tax assets attributable to Highlands which HIC recorded as a contribution to capital in 1995. The contribution of the net deferred tax asset is considered a non-cash financing transaction for the purposes of the statement of cash flows. Based upon the tax-free nature of the Distribution of HIC from Halliburton the deferred tax asset attributes are available to HIC.

  The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance at December 31, 1996 and 1995, respectively, follow (in thousands):

                                                                 1996     1995
                                                                -------  ------
      Deferred tax assets--
        Loss and loss adjustment expense reserves.............. $33,382  42,048
        Net operating loss carryforward........................  20,023   5,204
        Legal reserve..........................................      --   3,675
        Unearned premiums......................................   2,005   3,195
        Vacation and employee benefit reserves.................     760     837
        Policyholder dividends.................................     350     350
        Other..................................................   1,362     364
                                                                -------  ------
          Gross deferred tax assets............................  57,882  55,673
      Valuation allowance......................................  (5,204) (5,204)
                                                                -------  ------
          Net deferred tax assets..............................  52,678  50,469
                                                                -------  ------
      Deferred tax liabilities--
        Accrued retrospective premiums.........................   8,489   9,410
        Deferred acquisition costs.............................   2,253   4,110
        Amortized bond discount, net...........................   3,174   2,813
        Unrealized investment gains............................   1,636   4,602
                                                                -------  ------
          Gross deferred tax liabilities.......................  15,552  20,935
                                                                -------  ------
      Net deferred tax asset................................... $37,126  29,534
                                                                =======  ======

                        HIGHLANDS INSURANCE GROUP, INC.

  The realization of the net deferred tax asset is dependent upon Highland's ability to generate sufficient taxable income in future periods. The net deferred tax asset is net of valuation allowances of $5.2 million at each of December 31, 1996 and 1995, respectively. The valuation allowances are based upon management's assessment that it is more likely than not that the portion of the deferred tax asset related to Highlands (UK)'s net operating loss carryforwards will not be realized. Based upon the anticipated future earnings, historical profitability of the domestic operations, projected reversal of the temporary differences, tax planning strategies available if required and all other available evidence, both positive and negative, management has concluded it is more likely than not that the net deferred tax asset will be realized. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable.

  The income tax benefit was different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons (in thousands):

                                                      1996      1995     1994
                                                    --------  --------  ------
Income (loss) before taxes......................... $(17,441) (120,742)  2,283
Tax rate...........................................       35%       35%     35%
                                                    --------  --------  ------
Application of the tax rate........................   (6,104)  (42,260)    799
Tax effect of--
  Tax-exempt interest..............................   (5,889)   (6,881) (8,992)
  Foreign tax differential.........................     (105)    1,537  (1,286)
  Other............................................       --        36     (81)
                                                    --------  --------  ------
Income tax benefit before adjustment...............  (12,098)  (47,568) (9,560)
Net operating loss utilized by former affiliates,
 not recognizable by Highlands under separate
 return calculation................................       --    47,568   9,560
                                                    --------  --------  ------
Income tax benefit as recorded..................... $(12,098)       --      --
                                                    ========  ========  ======

  At December 31, 1996, the Company had net operating loss carryforwards of $42.3 million for federal income tax purposes which will expire, if unused, in the year 2011. In addition, the Company had foreign tax loss carryforwards of $15.8 million which can be carried indefinitely. For financial reporting purposes, the valuation allowance offsets the deferred tax asset related to the foreign tax loss carryforwards.

6. DEBT OUTSTANDING

  On January 23, 1996, HIC issued $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures) due December 31, 2005, together with Series A and A-2 (collectively the "Series A Warrants") and B and B-2 (collectively the "Series B Warrants") common stock purchase warrants, to Insurance Partners, L.P., and Insurance Partners Offshore (Bermuda), L.P. (collectively "IP") and certain members of the Company's management team (Management Investors). The Company received $60 million in cash from IP and the Management Investors and individual promissory notes (each, a "Promissory Note" and, collectively, the "Promissory Notes") in the aggregate principal amount of $2.85 million made by the individual Management Investors without personal liability and secured by a pledge of Debentures. The Debentures issued in exchange for the Management Investors Promissory Note were issued pursuant to a Purchase, Redemption and Bonus Agreement (the "Purchase Agreement").

  The carrying values of the Debentures, Series A Warrants and Series B Warrants at the Distribution date were determined by allocating the $62.85 million purchase price based upon estimated relative fair value of such securities. The estimated fair value of the Series A Warrants and Series B Warrants amounting to $8.2 million

                        HIGHLANDS INSURANCE GROUP, INC.

was recorded as paid-in capital, net of $.8 million of Debentures' acquisition costs. The debt discount related to the Series A Warrants and Series B Warrants is being amortized over the ten-year life of the Debentures and amounted to $.8 million for the year ended December 31, 1996.

  The Debentures are convertible into common stock of HIC after one year from issuance at the option of the holders. If all of the Debentures are converted into HIC common stock at the conversion price of $16.16 per share, the holders would receive approximately 3.9 million shares of HIC common stock and have an ownership interest in HIC of approximately 25%. Interest on the Debentures is payable semi-annually in cash at 10% per annum. HIC can redeem the Debentures at any time after December 3, 2002. Total interest expense incurred and paid on the Debentures was $5.6 million in 1996. The acquisition costs related to the Debentures are being amortized over the ten-year life of the Debentures and amounted to $.5 million for the year ended December 31, 1996.

  The detachable Series A Warrants enable the holders to purchase HIC common stock at an exercise price of $12.89 per share, equal to an additional ownership interest in HIC of approximately 21% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately 4.0 million shares of common stock of HIC. The exercise price and the number of shares of HIC common stock into which the Series A Warrants are exercisable are subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment reduced the exercise price by $1.80 per share in 1996. These warrants expire on December 31, 2005.

  The detachable Series B Warrants enable the holders to purchase HIC common stock at an exercise price of $12.89 per share, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by the holders in the event that the average closing market price of HIC common stock exceeds 1.61 times the exercise price for any 30 consecutive trading days between January 1, 1999 and December 31, 2000. If all of the Series B Warrants were exercised, the holders would receive approximately 1.0 million additional shares of HIC common stock. The exercise price and the number of shares of HIC common stock into which the Series B Warrants are exercisable are subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment reduced the exercise price by $1.80 per share in 1996. The detachable Series B Warrants expire on December 31, 2005.

  The Purchase Agreement further provides for a bonus to be paid to each Management Investor on the fifth anniversary of the Purchase Agreement if the average closing price of the Company Common Stock is equal to or greater than prices expressed as a percentage of the exercise price of the Series A Warrants (as adjusted from time to time) as specified in the Purchase Agreement (the "Bonus Trigger Stock Price"). The amount of the bonus is stated as a percentage of a maximum bonus amount separately determined for each Management Investor and equal to the aggregate principal amount of each Management Investor's Promissory Note. If the Bonus Trigger Stock Price is at least 1.40 times but less than 1.50 times the Series A Warrant exercise price, the bonus is 25% of the maximum bonus amount, 50% if the Bonus Trigger Stock Price is a least 1.50 but less than 1.61 times the Series A Warrant exercise price and 100% if the Bonus Trigger Stock Price is 1.61 times the Series A Warrant exercise price or higher.

  If the Debentures are converted into common stock of HIC and the Series A and B Warrants are utilized by the holders to purchase common stock of HIC, IP and the Management Investors will have an ownership interest in HIC of approximately 44%.

                        HIGHLANDS INSURANCE GROUP, INC.

7. REINSURANCE

  The Company assumes and cedes insurance with other insurers and reinsurers and members of various reinsurance pools and associations and syndicates. The Company utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risks and to minimize exposures on larger risks. Generally, reinsurance coverage is on an excess of loss basis. In addition, the Company has catastrophe coverage for certain types of losses over stipulated aggregate amounts arising from any one occurrence or event.

  The ceding of reinsurance does not discharge the primary liability of the original insurer. The Company currently places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurer's current credit quality and claim settlement performance. Based upon its evaluations of reinsurers, the Company has established reserves ($2.4 million and $4.6 million as of December 31, 1996 and 1995, respectively) or does not record certain contracts as ceded business but retains these amounts ($20.1 million and $18.6 million as of December 31, 1996 and 1995, respectively) as loss reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring accurate information for certain reinsurers, including Lloyds syndicates and members, the Company believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to its domestic book of business and reinsurers that are not authorized reinsurers as determined by the Texas Department of Insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances IBNR. At December 31, 1996 such collateral totaled approximately $14.8 million.

  The Company's three largest recoverables as of December 31, 1996, were approximately $111.2 million with Underwriters at Lloyds of London, $84.2 million with American Re-insurance Company and $55.0 million with General Reinsurance Company. American Re-insurance Company and General Reinsurance Company are rated by A. M. Best and carry an A+ and A++ rating, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

  The effects of assumed and ceded reinsurance on net premiums and losses follows (in thousands):

                                              DIRECT  ASSUMED  CEDED      NET
                                             -------- ------- --------  -------
Year ended December 31, 1996--
 Written premiums--
  HIC-US.................................... $147,474   7,892  (20,671) 134,695
  HIC-UK....................................       --   3,180   (2,824)     356
                                             -------- ------- --------  -------
   Total.................................... $147,474  11,072  (23,495) 135,051
                                             ======== ======= ========  =======
 Earned premiums--
  HIC-US.................................... $160,776  10,723  (19,807) 151,692
  HIC-UK....................................       --   3,180   (2,824)     356
                                             -------- ------- --------  -------
   Total.................................... $160,776  13,903  (22,631) 152,048
                                             ======== ======= ========  =======
 Losses and loss adjustment expenses
  incurred--
  HIC-US.................................... $159,611  23,029  (27,580) 155,060
  HIC-UK....................................       --  30,519  (28,990)   1,529
                                             -------- ------- --------  -------
   Total.................................... $159,611  53,548  (56,570) 156,589
                                             ======== ======= ========  =======
Year ended December 31, 1995--
 Written premiums--
  HIC-US.................................... $210,052  17,677  (28,145) 199,584
  HIC-UK....................................       --   6,646   (4,665)   1,981
                                             -------- ------- --------  -------
   Total.................................... $210,052  24,323  (32,810) 201,565
                                             ======== ======= ========  =======
 Earned premiums--
  HIC-US.................................... $204,508  20,345  (25,388) 199,465
  HIC-UK....................................       --   6,646   (4,665)   1,981
                                             -------- ------- --------  -------
   Total.................................... $204,508  26,991  (30,053) 201,446
                                             ======== ======= ========  =======
 Losses and loss adjustment expenses
  incurred--
  HIC-US.................................... $273,488 116,413 (108,222) 281,679
  HIC-UK....................................       --  71,676  (53,102)  18,574
                                             -------- ------- --------  -------
   Total.................................... $273,488 188,089 (161,324) 300,253
                                             ======== ======= ========  =======
Year ended December 31, 1994--
 Written premiums--
  HIC-US.................................... $234,277  41,288  (43,416) 232,149
  HIC-UK....................................       --  17,210   (6,161)  11,049
                                             -------- ------- --------  -------
   Total.................................... $234,277  58,498  (49,577) 243,198
                                             ======== ======= ========  =======
 Earned premiums--
  HIC-US.................................... $233,343  42,958  (45,674) 230,627
  HIC-UK....................................       --  17,210   (6,161)  11,049
                                             -------- ------- --------  -------
   Total.................................... $233,343  60,168  (51,835) 241,676
                                             ======== ======= ========  =======
 Losses and loss adjustment expenses
  incurred--
  HIC-US.................................... $169,330  48,874   (7,458) 210,746
  HIC-UK....................................       -- 161,534 (147,965)  13,569
                                             -------- ------- --------  -------
   Total.................................... $169,330 210,408 (155,423) 224,315
                                             ======== ======= ========  =======

                        HIGHLANDS INSURANCE GROUP, INC.

8. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

                                                     1996      1995      1994
                                                  ---------- --------- ---------
      Balance at January 1....................... $1,253,627 1,149,173 1,225,242
        Less--Reinsurance recoverables...........    599,558   557,096   627,285
                                                  ---------- --------- ---------
      Net balance at January 1...................    654,069   592,077   597,957
                                                  ---------- --------- ---------
      Incurred related to--
        Current year.............................    133,717   156,683   159,431
        Prior years--
          Asbestos...............................      4,645    50,027    10,160
          Environmental..........................      1,912    31,768    15,879
          All other..............................     16,315    61,775    38,845
                                                  ---------- --------- ---------
        Total prior years........................     22,872   143,570    64,884
                                                  ---------- --------- ---------
          Total incurred.........................    156,589   300,253   224,315
                                                  ---------- --------- ---------
      Paid related to--
        Current year.............................     37,020    39,846    45,609
        Prior years--
          Asbestos...............................      4,871    10,550     2,830
          Environmental..........................      2,984     6,080     3,650
          All other..............................    155,666   181,785   178,106
                                                  ---------- --------- ---------
        Total prior years........................    163,521   198,415   184,586
                                                  ---------- --------- ---------
          Total paid.............................    200,541   238,261   230,195
                                                  ---------- --------- ---------
          Net balance at December 31.............    610,117   654,069   592,077
          Add--Reinsurance recoverables..........    546,707   599,558   557,096
                                                  ---------- --------- ---------
      Balance at December 31..................... $1,156,824 1,253,627 1,149,173
                                                  ========== ========= =========

  As a result of changes in estimates of insured events in prior years, primarily environmental and pollution claims, the provision for losses and loss adjustment expenses (net of reinsurance recoveries of $(22.0) million, $152.9 million and $123.5 million for 1996, 1995 and 1994, respectively) increased by $22.9 million in 1996, $143.6 million in 1995 and $64.9 million in 1994.

  As the result of a review conducted in the third quarter of 1995, the Company increased loss and loss adjustment expense reserves by $117 million in the third quarter of 1995. The review process consisted of gathering new information and refining prior estimates, with a major focus on assumed reinsurance and overall environmental and asbestos exposures. For the years ended December 31, 1996, 1995 and 1994, the Company recognized $6.6 million, $81.8 million and $26.0 million, respectively, of adverse development related to environmental and asbestos exposures.

  Losses incurred related to prior years for all other is primarily related to Highlands (UK) and assumed casualty reinsurance exposures. Net reserve re-estimates for Highlands (UK) for 1996, 1995, and 1994 were $1.5 million, $18.6 million and $13.6 million, respectively, and relate primarily to catastrophe losses. Assumed casualty reinsurance net reserve re-estimates for 1996, 1995, and 1994 amounted to $3.5 million, $14.3 million, and $15.3 million, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

9. EMPLOYEE BENEFITS

  Highlands has a retirement and savings plan (defined contribution plan) for employees. All employees are eligible to participate in the plan following the completion of one year of service. Highlands' contributions are restricted to amounts authorized annually by the Highlands' board of directors. Employees, at their option, may contribute a portion of their eligible earnings to the plan. Retirement benefits are based on the balance in each employee's account, including the amount vested in employer contributions. The plan may be canceled at any time at the option of Highlands. Highlands' contributions to the plan for 1996, 1995 and 1994 were approximately $.6 million, $1.5 million and $1.6 million, respectively.

10. STOCK COMPENSATION PLANS

  At December 31, 1996, the Company had a stock-based compensation plan, which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for the options granted to acquire Company Common Stock granted prior to the Distribution and prior to a market price for Company Common Stock. However, no compensation cost has been recognized for shares issued subsequent to the Distribution which are issued with an exercise price equal to the market value at date of grant. The compensation cost that has been charged against income for its stock-based plan was $.7 million for 1996. Had all compensation cost for the Company's stock-based compensation plan been determined pursuant to SFAS 123, the Company's net loss and loss per share would have increased $1.26 million and $.11, respectively, to the pro forma amounts indicated below (in thousands, except per share data):

                                                                        1996
                                                                       -------
      Net (loss).......................................... As reported $(5,343)
                                                           Pro forma   $(6,609)
      Net (loss) per common share......................... As reported $  (.47)
                                                           Pro forma   $  (.58)

  Pursuant to the Company's 1995 Stock Option Plan, HIC may grant either incentive stock options (ISO) or non-qualified stock options (NQSO). The exercise price for each share subject to an option will be an amount that the Compensation Committee determines, in its good faith judgment. In the case of ISOs, however, the exercise price per share shall not be less than the amount the Committee determines, in its good faith judgment, to be not less than 100% of the fair value of Company common stock on the date the option is granted. Options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that are reserved for issuance under all option plans is 750,000 at December 31, 1996. A summary of the status of the Company's stock option plans at December 31, 1996 and changes during the year ended on that date is presented below:

                                                               1996
                                                     -------------------------
                                                      SHARES  WEIGHTED-AVERAGE
                SHARES UNDER OPTION                   (000)    EXERCISE PRICE
                -------------------                  -------  ----------------
Outstanding at beginning of year....................      --       $   --
Granted............................................. 522,000        15.03
Exercised...........................................      --           --
Forfeited........................................... (36,000)       15.02
                                                     -------
Outstanding at end of year.......................... 486,000       $15.03
                                                     =======       ======
Options exercisable at year-end.....................    none
Weighted-average fair value of options granted
 during the year:
  Issued prior to the Distribution.................. $  9.92
  Issued equal to market value...................... $  7.88

                        HIGHLANDS INSURANCE GROUP, INC.

  Summarized information with respect to outstanding stock options at December 31, 1996, is as follows:

                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
          --------------------------------------------- ----------------------------
RANGE OF    NUMBER    WEIGHTED AVERAGE                    NUMBER
EXERCISE  OUTSTANDING    REMAINING     WEIGHTED AVERAGE EXERCISABLE WEIGHTED AVERAGE
 PRICES   AT 12/31/96 CONTRACTUAL LIFE  EXERCISE PRICE  AT 12/31/96  EXERCISE PRICE
--------  ----------- ---------------- ---------------- ----------- ----------------
$14.69
 to
 $21.13     486,000      9.0 years          $15.03           --            --

  The fair value of stock options granted during the year ended December 31, 1996 was $4.8 million. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

  The following weighted average assumptions were used for grants in 1996: expected volatility of 15.0%, risk-free interest rate of 6.5%, expected life of 6.5 years and a dividend yield of 0%.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company has identified certain assets as financial instruments that require fair value disclosure. The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Potential taxes and other transaction costs have not been considered in estimating fair value. As a number of the Company's significant assets (including deferred policy acquisition costs, property and equipment, and deferred taxes) and liabilities (loss and loss adjustment expense reserves) are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

  The carrying values and estimated fair values of financial instruments at December 31, 1996 and 1995, were as follows:

                                                     1996             1995
                                               ---------------- ----------------
                                               CARRYING  FAIR   CARRYING  FAIR
                                                VALUE    VALUE   VALUE    VALUE
                                               -------- ------- -------- -------
Assets:
  Fixed maturity securities................... $680,397 692,351 601,873  624,238
  Equity securities...........................   26,967  26,967  33,697   33,697
  Other invested assets.......................    3,770   3,770      --       --
  Cash and cash equivalents...................   49,484  49,484  85,176   85,176
  Premium installment receivables.............    4,145   4,145   8,237    8,237
  Accrued invested assets.....................   12,600  12,600  11,131   11,131
Liabilities:
  Convertible subordinated debentures.........   55,452  60,000      --       --

  Fair values for fixed maturity securities are based on quoted market prices, where available. If quoted market prices were not available, fair values were determined by dealers specializing in those securities. Equity securities are valued based on quoted market prices. Cash and cash equivalents, premium installment receivables, accrued investment income and other investments are valued at their carrying value as they are highly liquid financial assets with maturities of less than one year. The fair value for convertible subordinated debentures was estimated using discounted cash flow calculations based upon HIC's current incremental borrowing for similar types of borrowing arrangements.

                        HIGHLANDS INSURANCE GROUP, INC.

12. CONTINGENT LIABILITIES

 Loss and Loss Adjustment Expense Reserves

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

  The Company uses methods and assumptions that are consistent with prevailing actuarial practice and are modified periodically based on changes in circumstance. However, estimation of loss reserves for asbestos, environmental related and other long-term exposure claims is one of the most difficult aspects of establishing reserves, especially given the above uncertainties. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, the Company believes that no meaningful range of loss and loss adjustment expense reserves beyond recorded reserves can be established.

  In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. However, future changes in estimates of the Company's liability for insured events may adversely affect results in future periods although such effects cannot be reasonably estimated.

 Proposition 103

  In November 1988, the State of California adopted by ballot initiative Proposition 103, a comprehensive system of regulation applicable to all property and casualty insurance written in California. Proposition 103 does not apply to workers' compensation insurance or reinsurance. Proposition 103 provided, among other things, that rates for automobile and certain other insurance policies issued or renewed on or after November 8, 1988 be rolled back to levels of November 8, 1987 and then reduced by an additional 20%. In January 1995, the State of California Department of Insurance ("DOI") notified the Company that it believed that the Company had a premium rollback obligation to policyholders under Proposition 103. On April 18, 1995, the DOI issued a Notice of Hearing Re Proposition 103 Rollback Exemption Application In the Matter of the Rate Rollback Liability of Highlands and Highlands Underwriters Insurance Company. Subsequent to the issuance of the Notice of Hearing, there was a Prehearing Conference Order and several motions regarding the extent and nature of discovery. On June 30, 1995, Highlands and Highlands Underwriters Insurance Company mailed a settlement offer to the Insurance Commissioner of the State of California, which was rejected by the Commissioner on July 18, 1995.

                        HIGHLANDS INSURANCE GROUP, INC.

In December of 1995, a decision was entered in the matter of Amwest Surety Insurance Company v. Pete Wilson, et al. In that case, the Supreme Court of the State of California determined that surety insurance would be subject to Proposition 103. There were hearings pursuant to the above-referenced Notice of Hearing during May and June of 1996 at which the DOI asserted that the rollback obligation of Highlands and Highlands Underwriters Insurance Company was $3.9 million, plus interest, for a total amount of $6.5 million. In connection with such hearing, the administrative law judge was expected to render a decision regarding the Company's rollback liability during the last quarter of 1996. Subsequent to the June of 1996 hearing, the Company re-evaluated its legal reserves, and such reserves were increased in the third quarter of 1996 by $1 million to reflect the Company's current estimate of its most probable loss. Settlement negotiations occurred during the fourth quarter of 1996, and as a result of the status of such negotiations, legal reserves were increased $1 million in the fourth quarter of 1996.

  On February 3, 1997, this matter was settled for $5.7 million and such amount is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial condition of the Company. The settlement will be submitted to the Administrative Law Judge and the Commissioner of Insurance for their approval, and the Company has no reason to believe at this time that the settlement will not be approved. In the event the settlement is not approved, the Company will continue to defend this matter vigorously.

 Class Action Lawsuit

  On May 15, 1991, Weatherford Roofing Company and other plaintiffs commenced an action against Employers National Insurance Company in the 116th Texas State District Court in Dallas County, Texas, alleging that they had been overcharged for workers' compensation insurance. On April 23, 1992, the plaintiffs amended their petition to allege a class action on behalf of all employers overcharged for workers' compensation insurance purchased between 1987 and 1992 to cover Texas employees. On April 18, 1994, Highlands and Highlands Underwriters Insurance Company were added to the action as named defendants. The lawsuit, styled Weatherford Roofing Company, et al. v. Employers National Insurance Company (Case No. 91-05637), alleges, among other things, that the defendants conspired to charge rates of premium for retrospectively rated insurance policies that exceeded rates then permitted under applicable Texas law and regulations.

  On July 2, 1996, the named plaintiffs and a group of 14 insurance company defendants, including the Company, entered into a settlement agreement (the "Settlement Agreement"), and said agreement has received preliminary approval of the court. Pursuant to the terms of the Settlement Agreement, in July of 1996, notification of the settlement was published in several Texas newspapers and mailed to all insureds within the settlement class. The insureds that have elected to opt-out of the settlement will not impact Highlands or terminate the Settlement Agreement.

  Final approval of the Settlement Agreement was granted by the court in the fourth quarter of 1996 and the distribution of the settlement fund is now expected to occur in the first quarter of 1997. The time to appeal the approval of the Settlement Agreement has now expired. The Company's liability, pursuant to the terms of the Settlement Agreement, is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial position of the Company.

 Other

  The Company is a party to various claims and legal actions arising in the ordinary course of its insurance business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

                        HIGHLANDS INSURANCE GROUP, INC.

 Leases

  At December 31, 1996, the Company was obligated under noncancelable operating leases, expiring on various dates through 2001, principally for office space and computer software. Future aggregate minimum rentals on noncancelable operating leases are as follows: $4.2 million in 1997, $4.0 million in 1998, $3.6 million in 1999, $1.8 million in 2000 and $3.2 million for all remaining years thereafter.

  The Company's gross rental expense was approximately $4.5 million, $5.3 million and $5.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

 Year 2000

  The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

13. SEGMENT INFORMATION

  In the normal course of business, the Company underwrites risks of Halliburton and various subsidiaries and affiliates of Halliburton. During 1996, 1995 and 1994 , net premiums earned from Halliburton aggregated approximately $30.7 million, $54.2 million and $41.7 million, respectively.

  A portion of this business is retrospectively rated, meaning that ultimate premiums will approximate ultimate losses plus certain expenses. Premiums due from Halliburton under these retrospective arrangements were approximately $68.4 million and $78.3 million at December 31, 1996 and 1995, respectively.

  A portion of the Company's business is conducted in the United Kingdom. The following summary presents the Company's business by geographic segments (in thousands).

                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996       1995       1994
                                               ----------  ---------  ---------
      Revenues:
        Domestic.............................. $  199,100    246,376    276,484
        United Kingdom........................      5,135      6,217     13,822
                                               ----------  ---------  ---------
                                               $  204,235    252,593    290,306
                                               ==========  =========  =========
      Income (loss) before income taxes:
        Domestic.............................. $  (15,954)   (94,075)    16,880
        United Kingdom........................     (1,487)   (26,667)   (14,597)
                                               ----------  ---------  ---------
                                               $ (17,441)   (120,742)     2,283
                                               ==========  =========  =========
      Identifiable Assets:
        Domestic.............................. $1,315,359  1,353,918  1,273,732
        United Kingdom........................    250,672    282,173    265,686
                                               ----------  ---------  ---------
                                               $1,566,031  1,636,091  1,539,418
                                               ==========  =========  =========

                        HIGHLANDS INSURANCE GROUP, INC.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1996 and 1995 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                                                        JUNE              DEC.
                QUARTER ENDED                 MARCH 31   30    SEPT. 30    31
                -------------                 -------- ------  --------  ------
1996
  Net premiums earned........................ $46,836  40,018    35,057  30,137
  Total revenues.............................  59,963  52,932    47,814  43,526
  Total expenses.............................  59,699  57,158    46,333  58,486
  Net income (loss)..........................     214  (3,506)    1,233  (3,284)
  Net income (loss) per common share.........     .02    (.31)      .11    (.29)
1995
  Net premiums earned........................ $43,519  69,535    51,272  37,120
  Total revenues.............................  55,893  81,722    65,838  49,140
  Total expenses.............................  53,594  78,843   189,081  51,817
  Net income (loss)..........................   2,299   2,879  (123,243) (2,677)
  Net income (loss) per common share.........     .20     .25    (10.77)   (.23)

                        HIGHLANDS INSURANCE GROUP, INC.

                                   SCHEDULE I

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                               AMOUNT
                                                 AT
                                                WHICH
                                                SHOWN
                                               IN THE
                             AMORTIZED  FAIR   BALANCE
TYPE OF INVESTMENT             COST     VALUE   SHEET
------------------           --------- ------- -------
At December 31, 1996
 Available for sale:
  Fixed maturity securities:
   United States Government
    and government agencies. $141,767  142,385 142,385
   States, municipalities
    and political
    subdivisions............   31,920   33,600  33,600
   All other corporate
    bonds...................  115,914  117,838 117,838
   Mortgage-backed
    securities..............   25,742   25,282  25,282
   Sinking fund preferred
    stock...................    5,566    5,800   5,800
                             --------  ------- -------
                              320,909  324,905 324,905
  Equity securities.........   26,293   26,967  26,967
                             --------  ------- -------
    Total securities,
     available for sale..... $347,202  351,872 351,872
                             ========  ======= =======
 Held to maturity:
  Fixed maturity securities:
   United States Government
    and government agencies. $ 10,041    9,957  10,041
   States, municipalities
    and political
    subdivisions............  189,512  204,708 189,512
   Foreign governments......   12,862   12,891  12,862
   All other corporate
    bonds...................   54,868   52,986  54,868
   Mortgage-backed
    securities..............   88,209   86,904  88,209
                             --------  ------- -------
    Total securities, held
     to maturity............ $355,492  367,446 355,492
                             ========  ======= =======
    Other invested assets... $  3,770    3,770   3,770
                             ========  ======= =======
    Total investments....... $706,464  723,088 711,134
                             ========  ======= =======

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1996    1995
                                                               -------- -------
Assets
  Investment in subsidiaries.................................. $263,312 263,619
  Fixed maturity securities:
    Available for sale, at fair value.........................   24,475      --
  Cash and cash equivalents...................................   22,549      --
  Accrued investment income...................................      373      --
  Deferred taxes..............................................    2,238      --
  Deferred debt expense.......................................    4,482      --
  Other assets................................................    3,204      --
  Receivable from former affiliates...........................       --  39,136
                                                               -------- -------
      Total assets............................................ $320,633 302,755
                                                               ======== =======
Liabilities
  Convertible subordinated debentures......................... $ 55,452      --
  Payable to subsidiaries.....................................      196  35,644
  Payable to former affiliates................................       --       1
  Accounts payable and accrued liabilities....................    1,510      --
                                                               -------- -------
      Total liabilities.......................................   57,158  35,645
                                                               -------- -------
Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares authorized;
   11,448,208 issued and outstanding in 1996 ($1,000 par
   value; 10,000 shares authorized, 1,000 shares issued and
   outstanding in 1995).......................................      114   1,000
  Additional paid-in capital..................................  192,273 184,168
  Net unrealized gain on investments..........................    3,036   8,547
  Retained earnings...........................................   68,052  73,395
                                                               -------- -------
      Total stockholders' equity..............................  263,475 267,110
                                                               -------- -------
      Total liabilities and stockholders' equity.............. $320,633 302,755
                                                               ======== =======

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996      1995     1994
                                                      -------  --------  ------
Revenue:
  Investment income.................................. $ 2,539        --      --
  Affiliated interest income.........................      --       115      54
                                                      -------  --------  ------
    Total revenues...................................   2,539       115      54
                                                      -------  --------  ------
Equity in income (loss) of subsidiaries..............  (1,186) (120,857)  2,229
                                                      -------  --------  ------
Expenses:
  Interest expense...................................   5,639        --      --
  Debt amortization..................................   1,264        --      --
  Other expenses.....................................   2,031        --      --
                                                      -------  --------  ------
    Total expenses...................................   8,934        --      --
                                                      -------  --------  ------
  Income (loss) before income tax benefit............  (7,581)       --      --
  Income tax benefit.................................   2,238        --      --
                                                      -------  --------  ------
Net income (loss).................................... $(5,343) (120,742)  2,283
                                                      =======  ========  ======
  Net income (loss) per common share and common stock
   equivalents....................................... $  (.47)   (10.55)    .20
                                                      =======  ========  ======
  Weighted average number of common shares and common
   stock equivalents outstanding.....................  11,448    11,448  11,448
                                                      =======  ========  ======

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996      1995     1994
                                                     -------  --------  ------
Cash flow from operating activities:
  Net income (loss)................................. $(5,343) (120,742)  2,283
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Equity in loss of subsidiaries..................   1,186   120,857  (2,229)
    Debt amortization...............................   1,264        --      --
    Dividends received from subsidiaries............   3,000       500   3,300
    Increase in deferred taxes......................  (2,238)       --      --
    Changes in other operating assets and
     liabilities....................................   1,038        --       3
                                                     -------  --------  ------
      Total adjustments.............................   4,250   121,357   1,074
                                                     -------  --------  ------
      Net cash (used in) provided by operating
       activities...................................  (1,093)      615   3,357
                                                     -------  --------  ------
Cash flows from investing activities:
  Investment purchases--
    Fixed maturity securities available for sale.... (24,475)       --      --
  Capital contributions to subsidiaries............. (52,174)  (20,834) (4,368)
  Cash returned by former affiliates, net...........   3,800      (615) (1,877)
  Proceeds from disposal of subsidiary, net.........      22        --      --
                                                     -------  --------  ------
      Net cash used in investing activities......... (72,827)  (21,449) (6,245)
                                                     -------  --------  ------
Cash flows from financing activities:
  Proceeds from issuance of convertible subordinated
   debentures.......................................  60,000        --      --
  Payment for debt issuance expense.................  (5,705)       --      --
  Contribution from former parent of net current tax
   asset............................................  42,174    20,834   2,888
                                                     -------  --------  ------
      Net cash provided by financing activities.....  96,469    20,834   2,888
                                                     -------  --------  ------
Net increase in cash and cash equivalents...........  22,549        --      --
Cash and cash equivalents at beginning of year......      --        --      --
                                                     -------  --------  ------
Cash and cash equivalents at end of year............ $22,549        --      --
                                                     =======  ========  ======
Supplemental disclosure of cash flow information:
  Interest paid..................................... $ 5,639        --      --
                                                     =======  ========  ======

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE III

                       SUPPLEMENTAL INSURANCE INFORMATION

                                 (IN THOUSANDS)

                                AT DECEMBER 31,                        FOR THE YEAR ENDED DECEMBER 31,
                         ------------------------------ -------------------------------------------------------------
                                                                                      AMORTIZATION
                          DEFERRED    LOSSES,                                         OF DEFERRED
                           POLICY     CLAIMS                       NET     LOSSES AND    POLICY      OTHER     NET
                         ACQUISITION AND LOSS  UNEARNED PREMIUM INVESTMENT SETTLEMENT ACQUISITION  OPERATING PREMIUMS
        SEGMENT             COSTS    EXPENSES  PREMIUMS REVENUE  INCOME(1)  EXPENSES     COSTS     EXPENSES  WRITTEN
        -------          ----------- --------- -------- ------- ---------- ---------- ------------ --------- --------
1996
Property-liability
 operations
  Domestic..............   $ 6,436     884,060  31,474  151,645   46,255    150,894      28,495     35,711   134,648
  United Kingdom........        --     272,764      --      403    4,733      5,695         334        547       403
                           -------   ---------  ------  -------   ------    -------      ------     ------   -------
    Total...............   $ 6,436   1,156,824  31,474  152,048   50,988    156,589      28,829     36,258   135,051
                           =======   =========  ======  =======   ======    =======      ======     ======   =======
1995
Property-liability
 operations
  Domestic..............   $11,744     957,696  52,571  199,332   44,428    270,115      39,255     31,091   199,451
  United Kingdom........        --     295,931      --    2,114    4,101     30,138         416      2,320     2,114
                           -------   ---------  ------  -------   ------    -------      ------     ------   -------
    Total...............   $11,744   1,253,627  52,571  201,446   48,529    300,253      39,671     33,411   201,565
                           =======   =========  ======  =======   ======    =======      ======     ======   =======
1994
Property-liability
 operations
  Domestic..............   $11,850     881,036  51,178  230,905   43,669    203,614      45,628     10,362   232,427
  United Kingdom........        --     268,137      --   10,771    3,051     20,701       4,430      3,288    10,771
                           -------   ---------  ------  -------   ------    -------      ------     ------   -------
    Total...............   $11,850   1,149,173  51,178  241,676   46,720    224,315      50,058     13,650   243,198
                           =======   =========  ======  =======   ======    =======      ======     ======   =======

-------
(1) Highlands London Branch receives an allocation of investment income based on its net balances of loss and loss adjustment reserves and Highlands (UK) is its actual investment income.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE IV

                          REINSURANCE EARNED PREMIUMS

                                 (IN THOUSANDS)

                                                                         PERCENT
                                                        ASSUMED            OF
                                             CEDED TO    FROM            AMOUNT
                                     GROSS     OTHER     OTHER     NET   ASSUMED
                                     AMOUNT  COMPANIES COMPANIES AMOUNT  TO NET
                                    -------- --------- --------- ------- -------
Year ended December 31, 1996
  Property-liability insurance..... $160,776  (22,631)  13,903   152,048   9.1%
                                    ========  =======   ======   =======  ====
Year ended December 31, 1995
  Property-liability insurance..... $204,508  (30,053)  26,991   201,446  13.4%
                                    ========  =======   ======   =======  ====
Year ended December 31, 1994
  Property-liability insurance..... $233,343  (51,835)  60,168   241,676  24.9%
                                    ========  =======   ======   =======  ====

                        HIGHLANDS INSURANCE GROUP, INC.

                                   SCHEDULE V

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                          ADDITIONS
                                      ------------------
                             BALANCE  CHARGES                          BALANCE
                               AT     TO COSTS                         AT END
                            BEGINNING   AND      OTHER                   OF
                            OF PERIOD EXPENSES ADDITIONS DEDUCTIONS(1) PERIOD
                            --------- -------- --------- ------------  -------
Year ended December 31,
 1996
  Allowance for
   uncollectible
   reinsurance.............  $ 4,598      --       --       2,188       2,410
                             =======    ====      ===       =====      ======
Year ended December 31,
 1995
  Allowance for
   uncollectible
   reinsurance.............  $11,903    (763)      --       6,542       4,598
                             =======    ====      ===       =====      ======
Year ended December 31,
 1994
  Allowance for
   uncollectible
   reinsurance.............  $11,516     387       --          --      11,903
                             =======    ====      ===       =====      ======

--------
(1) Deductions in the allowance for uncollectible reinsurance represent write-offs, net of recoveries, of amounts determined to be uncollectible.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE VI

                      SUPPLEMENTAL INFORMATION CONCERNING
              CONSOLIDATED PROPERTY-CASUALTY INSURANCE OPERATIONS

                                 (IN THOUSANDS)

                                                        AT DECEMBER 31,
                                                 ------------------------------
                                                    1996      1995      1994
                                                 ---------- --------- ---------
Deferred policy acquisition costs............... $    6,436    11,744    11,850
Loss and loss adjustment expense reserves.......  1,156,824 1,253,627 1,149,173
Unearned premiums...............................     31,474    52,571    51,178
                                                  FOR THE YEAR ENDED DECEMBER
                                                              31,
                                                 ------------------------------
                                                    1996      1995      1994
                                                 ---------- --------- ---------
Net premiums earned............................. $  152,048   201,446   241,676
Net investment income...........................     50,988    48,529    46,720
Losses and loss adjustment expenses incurred
  Current year..................................    133,717   156,683   159,431
  Prior year....................................     22,872   143,570    64,884
Amortization of deferred policy acquisition
 costs..........................................     28,829    39,671    50,058
Paid losses and loss adjustment expenses........    200,541   238,261   230,195
Net premiums written............................    135,051   201,565   243,198