Form 10-Q
period 1997-03-31
HIGHLANDS INSURANCE GROUP INC
filed 1997-05-15
CIK 1002816

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ----------------------

                            FORM 10-Q


(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 X        OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the quarterly period ended March 31, 1997
                               or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the transition period from          to
                                        ------    ------

                     Commission File Number
                             1-14028
                 -------------------------------

                 HIGHLANDS INSURANCE GROUP, INC.
-----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

            Delaware                              75-2370945
--------------------------------------  -------------------------
  (State or other jurisdiction of       (I.R.S. Employer
incorporated or organization)           Identification No.)


   10370 Richmond Avenue, Houston, Texas                    77042
--------------------------------------  -------------------------
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

The number of shares of the Registrant's Common Stock, par value
$.01 per share, outstanding at March 31, 1997 was 11,451,541

                 HIGHLANDS INSURANCE GROUP, INC.

                        TABLE OF CONTENTS
                        -----------------

                 Part I - Financial Information


Item 1.   Financial Statements:                        Page No.
                                                       --------

     Consolidated Balance Sheets
       March 31, 1997 (Unaudited) and
       December 31, 1996                                  3

     Consolidated Statements of Income
       (Unaudited) - Three Months Ended March 31,
        1997 and 1996                                     5

     Consolidated Statements of Stockholders' Equity
       Three Months Ended March 31, 1997 (Unaudited)
       and Year Ended December 31, 1996                   6

     Consolidated Statements of Cash Flows
       (Unaudited) - Three Months Ended March 31,
       1997 and 1996                                      7

     Condensed Notes to Unaudited Consolidated
       Financial Statements                               9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations    16


                   Part II - Other Information

Item 1. Legal Proceedings                                24

Item 6. Exhibits and Reports on Form 8-K                 25

Signatures                                               26











                 HIGHLANDS INSURANCE GROUP, INC.

                   CONSOLIDATED BALANCE SHEETS

                         (In Thousands)


                                                March 31,   December 31,
                   ASSETS                          1997         1996
                  --------                     -----------  -----------
                                               (Unaudited)
Investments:
  Fixed income securities
   Available for sale, at fair value
     (amortized cost of $315,539 at
     3/31/97 and $320,909 at 12/31/96)          $  314,175     324,905
  Held to maturity, at amortized cost
   (fair value of $355,547 at 3/31/97 and
   $367,446 at 12/31/96)                           349,663     355,492
 Equity securities, at fair value
   (cost of $24,292 at 3/31/97 and
   $26,293 at 12/31/96)                             24,853      26,967
 Other invested assets, at cost                      3,423       3,770
                                                 ---------   ---------

          Total investments                        692,114     711,134

Cash and cash equivalents                           59,051      49,484

Premiums in course of collection                    18,917      24,048

Premiums due under retrospective arrangements
                                                   119,097     121,276

Receivable from reinsurers                         571,834     556,900

Funds on deposit with reinsurers                    16,562      14,456

Deferred taxes                                      38,751      37,126

Accrued investment income                           10,787      12,600

Deferred policy acquisition costs                    5,842       6,436

Other assets                                        29,951      32,571
                                                 ---------   ---------

          Total assets                          $1,562,906   1,566,031
                                                ==========   =========

See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED BALANCE SHEETS, Continued

                             (In Thousands)


                                                March 31,   December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY         1997          1996
    -------------------------------------      -----------  -----------
                                               (Unaudited)
Loss and loss adjustment expense               $1,162,360    1,156,824

Unearned premiums                                  29,257       31,474

Convertible subordinated debentures                55,646       55,452

Funds held                                         19,712       16,475

Accounts payable and accrued liabilities           32,991       42,331
                                                ---------    ---------
       Total liabilities                        1,299,966    1,302,556
                                                ---------    ---------

Commitments and contingent liabilities


Stockholders' equity:
  Common stock, $.01 par value; 50,000,000
  shares authorized; 11,451,541 issued and
  outstanding in 1997, 11,448,208 issued and
  outstanding in 1996
                                                      114         114
  Additional paid-in capital                      192,339     192,273
  Net unrealized (loss) gain on investments
                                                     (522)      3,036
  Retained earnings                                71,009      68,052
                                                ---------   ---------
       Total stockholders' equity                 262,940     263,475
                                                ---------   ---------
       Total liabilities and stockholders'
         equity                                $1,562,906   1,566,031
                                               ==========  ==========


   See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                              (In Thousands)
                                             Three Months
                                            Ended March 31,
                                          -------------------
                                             1997      1996
                                          --------   --------
Revenues:
  Net premiums earned                    $ 29,715     46,836
  Net investment income                    12,857     12,670
  Net realized investment gains               484        457
                                         --------   --------
            Total revenues                 43,056     59,963
                                         --------   --------

Expenses:
  Losses and loss adjustment
   expenses incurred                       27,831     42,020
  Underwriting expenses                     9,524     15,398
  Interest expense and debt amortization
                                            1,798      1,430
  Other expenses                              354        851
                                         --------   --------
            Total expenses                 39,507     59,699
                                         --------   --------

Income before income tax                    3,549        264
Income tax expense                            592         50
                                         --------   --------

 Net income                              $  2,957        214
                                         ========   ========


Net income per common share and common
  stock equivalents - primary             $   .21        .02
                                          ========  ========

Weighted average number of common
shares and common stock equivalents
  outstanding                              14,620     11,448
                                         ========   ========


   See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (In Thousands)
                                                 March 31,  December 31,
                                                    1997        1996
                                                 --------    ---------
                                                 (Unaudited)
Common stock

Balance, beginning of year                       $    114       1,000
 Change in par value of common stock                  -          (886)
                                                 --------    --------
 Balance, end of period                               114         114
                                                 --------    --------

Additional paid-in capital:
 Balance, beginning of year                       192,273     184,168
 Addition resulting from issuance of
 convertible subordinated debentures
   with detachable common stock warrants                        7,439
 Change in par value of common stock                              886
 Contribution from former parent:
   Net current tax asset                                        7,723
   Net deferred tax asset                                      (7,943)
 Addition resulting from shares issued under
   stock option plans                                  66        -
                                                  --------   --------
 Balance, end of period                           192,339     192,273
                                                  --------   --------

Net unrealized gain (loss) on investments:
                                                    3,036       8,547
Balance, beginning of year
Changes in net unrealized (loss) gain,
   net of the applicable federal income
   tax                                             (3,558)     (5,511)
                                                 --------    --------
   Balance, end of period                            (522)      3,036
                                                 --------    --------
Retained earnings:
 Balance, beginning of year                        68,052      73,395
 Net income (loss)                                  2,957      (5,343)
                                                 --------    --------
 Balance, end of period                            71,009      68,052
                                                 --------    --------
Total stockholders' equity                       $262,940     263,475
                                                 ========    ========


   See Condensed Notes to Unaudited Consolidated Financial Statements


                     HIGHLANDS INSURANCE GROUP, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                             (In Thousands)

                                                   Three months ended
                                                       March 31,
                                                  -------------------
                                                     1997      1996
                                                  --------   --------
Cash flows from operating activities:
  Net income                                      $  2,957       214
                                                  --------  --------
Adjustment to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                     37         (4)
     Change in deferred policy acquisition
       costs                                          594         401
     Gain on sale of investments                     (486)       (350)
       Decrease in premiums in course of
         collection                                 5,131       3,559
       (Increase) decrease in receivables from
         reinsurers                               (14,934)      9,866
       Increase (decrease) in loss and loss
         adjustment expense reserves                5,536     (36,394)
       (Increase) decrease in funds on deposit
         with reinsurer                            (2,106)        944
       Decrease in deferred taxes                     592         -
       Decrease (increase) in premiums due
         under retrospective arrangements           2,179      (2,236)
       Decrease in unearned premiums               (2,217)     (3,248)
     Increase in funds held                         3,237       1,636
     Advances from former affiliates, net             -         9,431

  Change in other operating assets and
       liabilities                                 (4,974)    (1,183)
                                                 --------   --------
     Total adjustments                             (7,411)   (17,578)
                                                 --------   --------
     Net cash (used in) operating activities       (4,454)   (17,364)
                                                 --------   --------

Cash flows from investing activities:
 Proceeds from sales
   Equity securities                                2,162      3,028
   Other invested assets                              621        -
 Maturities or calls
   Fixed maturity securities available for
     sale                                          18,486      7,475
   Fixed maturity securities held to
     maturity                                       5,972     14,167
 Investment purchases
   Fixed maturity securities available for
     sale                                         (13,028)   (44,950)
   Fixed maturity securities held to
     maturity                                         -       (1,894)
   Equity securities                                  -       (2,014)
 Net additions to property and
   equipment                                         (192)      (139)
 Proceeds from disposal of subsidiary, net             -          22
 Cash returned by former affiliates, net               -       3,860
                                                 --------   --------
     Net cash provided by (used in) investing
       activities                                  14,021    (20,445)
                                                 --------   --------
Cash flows from financing activities:
 Proceeds from issuance of convertible
  subordinated debentures                            -        60,000
 Payment of debt issuance expense                    -        (5,705)
                                                 --------   --------

     Net cash provided by financing
       activities                                    -        54,295
                                                 --------   --------
Net increase in cash and cash equivalents           9,567     16,486

Cash and cash equivalents at beginning of period
                                                   49,484     85,176
                                                 --------   --------
Cash and cash equivalents at end of period       $ 59,051    101,662
                                                 ========   ========

   See Condensed Notes to Unaudited Consolidated Financial Statements.



                    HIGHLANDS INSURANCE GROUP, INC.

     CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1997






1.   Basis of Presentation
     ---------------------

The accompanying consolidated financial statements as of March 31, 1997 and for the three-month period ended March 31, 1997 and 1996 are unaudited and include the accounts of Highlands Insurance Group, Inc., (HIC) and its subsidiaries (the Company). The Company is an insurance holding Company for Highlands Insurance Company (Highlands) and its wholly-owned subsidiaries including Highlands Lloyds, a controlled insurance affiliate, Highlands Insurance Company (U.K.) Limited (Highlands UK) (a foreign reinsurance company located in the United Kingdom) and certain other insignificant companies (collectively, the Insurance Subsidiaries). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1996.

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

Pursuant to the Company's 1995 Stock Option Plan, HIC may grant either incentive stock options (ISO) or non-qualified stock options (NQSO). The exercise price for each share subject to an option will be an amount that the Compensation Committee determines, in its good faith judgment. In the case of ISOs, however, the exercise price per share shall not be less than the amount the Committee determines, in its good faith judgment, to be not less than 100% of the fair value of Company common stock on the date the option is granted. Options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares of company common stock that are reserved for issuance under all option plans is 750,000 at March 31, 1997. Subsequent to March 31, 1997 the maximum number of shares of company common stock reserved for issuance under all option plans was increased to 1,200,000.

3.   Income Tax
     ----------

The Company provides for income taxes on its statements of income pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). With respect to losses for periods preceding the Distribution (January 23, 1996), no tax benefit was recorded in the statements of income pursuant to SFAS 109 and the Company's tax-sharing arrangement with its former parent, Halliburton Company. Tax receipts under its intercompany tax-sharing arrangements with its former parent were recorded as additions to stockholders' equity for the periods preceding the Distribution.

4.   Net Income Per Share
     --------------------

Primary net income per share amounts are based upon the weighted average number of common stock shares and common stock equivalents, common stock warrants and options outstanding during the period. Common stock warrants and stock options (common stock equivalents) are antidilutive for primary net income per share for the three months ended March 31, 1996. Fully diluted net income per share is not presented as the effects of the convertible subordinated debentures are antidilutive for all periods presented.

5. Debt Outstanding
   ----------------

On January 23, 1996, HIC issued $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures) due December 31, 2005, together with Series A and A-2 (collectively the "Series A Warrants") and Series B and B-2 (collective the "Series B Warrants") common stock purchase warrants, to Insurance Partners, L.P., and Insurance Partners Offshore (Bermuda), L.P. (collectively "IP") and to certain members of the Company's management team (Management Investors). The Company received $60 million in cash from IP and the Management Investors and individual promissory notes (each, a "Promissory Note" and, collectively, the "Promissory Notes") in the aggregate principal amount of $2.85 million made by the individual Management Investors without personal liability and secured by a pledge of Debentures. The Debentures issued in exchange for the Management Investors Promissory Note were issued pursuant to a Purchase, Redemption and Bonus Agreement (the "Purchase Agreement").

The carrying values of the Debentures, Series A Warrants and Series B Warrants at the Distribution date were determined by allocating the $62.85 million purchase price based upon estimated relative fair value of such securities. The estimated fair value of the Series A Warrants and Series B Warrants amounting to $8.2 million was recorded in paid-in capital, net of $.8 million of Debenture's acquisition costs. The debt discount related to the Series A Warrants and Series B Warrants is being amortized over the ten-year life of the Debentures.

The Debentures issued are convertible into common stock of HIC after one year from issuance at the option of the holders. If all of the debentures are converted into HIC common stock at a conversion price of $16.16 per share, the holders would receive approximately 3.9 million shares of HIC, or approximately 25% ownership interest in HIC. Interest on the debentures is payable semi-annually in cash at 10% per annum. HIC can redeem the debentures at any time after December 3, 2002.

The detachable Series A Warrants enable the holders to purchase HIC common stock at an exercise price of $12.71 per share, equal to an additional ownership interest in HIC of approximately 21% after giving effect to the assumed conversion of the debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately 4.0 million shares of HIC. The exercise price and the number of shares of HIC common stock into which the Series A Warrants are exercisable will be subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment reduced the exercise price by $.18 and $1.80 per share in 1997 and 1996, respectively. These warrants expire on December 31, 2005.

The detachable Series B Warrants enable the holders to purchase HIC common stock at an exercise price of $12.71 per share, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by the holders in the event that the average closing market price of HIC common stock exceeds 1.61 times the exercise price for any 30 consecutive trading days between January 1, 1999 and December 31, 2000. If all of the Series B Warrants were exercised, the holders would receive approximately 1.0 million additional shares of HIC common stock. The exercise price and the number of shares of HIC common stock into which the Series B Warrants are exercisable will be subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment reduced the exercise price by $.18 and $1.80 per share in 1997 and 1996, respectively. These warrants expire on December 31, 2005.

The Purchase Agreement further provides for a bonus to be paid to each Management Investor on the fifth anniversary of the Purchase Agreement if the average closing price of the Company common stock is equal to or greater than prices expressed as a percentage of the exercise price of the Series A Warrants (as adjusted from time to time) as specified in the Purchase Agreement (the "Bonus Trigger Stock price"). The amount of the bonus is stated as a percentage of a maximum bonus amount separately determined for each Management Investor and equal to the aggregate principal amount of each Management Investor's Promissory Note. If the Bonus Trigger Stock Price is at least
1.40 times but less than 1.50 times the Series A Warrant exercise price, the bonus is 25% of the maximum bonus amount, 50% if the Bonus Trigger Stock price is at least 1.50 but less than 1.61 times the Series A Warrant exercise price and 100% if the Bonus Trigger Stock price is 1.61 times the Series A Warrant exercise price or higher.

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

The Company uses methods and assumptions that are consistent with prevailing actuarial practice and are modified periodically based on changes in circumstances. However, estimation of loss reserves for asbestos, environmental related and other long-term exposure claims is one of the most difficult aspects of establishing reserves, especially given the above uncertainties. Reference is made to the Company's Form 10-K for the year ended December 31, 1996 for a discussion of the Company's asbestos-related and environmental pollution claims. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, the Company believes that no meaningful range of loss and loss adjustment expense reserves beyond recorded reserves can be established.

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

8.   Subsequent Event
     ----------------

On April 30, 1997, HIC acquired Vik Brothers Insurance, Inc. and its subsidiaries (VBII). The acquisition was financed with a combination of common stock, bank debt, preferred stock and cash. VBII is an insurance holding company that primarily writes commercial property and casualty business for small to medium sized companies and, to a lesser extent, personal lines business. The acquisition was completed pursuant to a merger between HIC's wholly-owned subsidiary, Highlands Acquisition Corp., and VBII pursuant to an Amended and Restated Merger Agreement dated
February 13, 1997, as amended. In connection with the acquisition, HIC paid approximately $55.4 million in cash (including $35.6 million to repay VBII's outstanding bank debt) and issued
1,656,780 shares of its common stock (representing approximately
12.6% of HIC's then outstanding common stock) and 21,366 shares of newly issued preferred stock to the holders of the common stock warrants, preferred stockholders and creditors of VBII.
The closing price of HIC's common stock was $17.625 on April 30, 1997. The preferred stock has a preference value of $1,000 per share. Simultaneously with the closing, HIC contributed approximately
$41.5 million to the capital of the insurance companies within the VBII organization. Upon consummation of the acquisition, VBII was renamed American Reliance, Inc.

In connection with the acquisition, HIC obtained a $65 million senior credit facility from a consortium of banks led by The Chase Manhattan Bank. HIC funded the cash portion of the acquisition by utilizing the credit facility and available working capital.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



For reporting purposes, the Company has three lines of business which are considered discontinued (Discontinued Lines): (i) business originated by the Company's London reinsurance operations (Highlands (UK)), (ii) an umbrella/excess liability policy program and (iii) assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines. Although the Company has discontinued other lines of business, primarily its Florida and Texas personal lines and probate bonding business, the Company has included the financial results of those lines in underwriting results excluding Discontinued Lines for consistency purposes. (Please refer to the Company's 1996 Form 10-K for a more complete description of the Discontinued Lines.)

The results of the Company's consolidated operations for the periods indicated are set forth below:

                                      Period Ended March 31,
                                      ---------------------
                                         1997        1996
                                       -------     -------
                                      (Dollars in millions)
Consolidated Results:

Gross premiums written               $    31.0        51.9
Net premiums written                 $    28.0        44.1
                                      ========    ========

Net premiums earned:
  Excluding Discontinued Lines       $    29.5        43.8
  Discontinued Lines                        .2         3.0
                                      --------    --------                                                    ---
                                     $    29.7        46.8
                                      ========    ========

Underwriting loss:
  Excluding Discontinued Lines       $   (6.0)        (9.1)
  Discontinued Lines                     (1.6)        (1.5)
                                     --------     --------
                                     $   (7.6)       (10.6)
                                     ========     ========
Net investment income                $   12.9         12.7
                                     ========     ========
Net realized investment gains        $     .5           .5
                                     ========     ========
Interest expense and debt
 amortization                        $    1.8          1.4
                                     ========     ========

Other expense                        $     .4           .9
                                      ========    ========
Net income                           $     3.0          .2
                                      ========    ========

Ratios:
  Loss                                    93.7%       89.7%
  Expense                                 32.1%       32.9
                                      --------    --------
  Combined                               125.8%      122.6%
                                      ========    ========

The Company's consolidated results have been influenced by the underwriting results of the Discontinued Lines (see Underwriting Results of Discontinued Lines). In order to indicate the magnitude of those influences, underwriting results exclusive of the Discontinued Lines and with respect to the Discontinued Lines are presented and discussed separately below.

Net investment income for the period ended March 31, 1997 and 1996 amounted to $12.9 million and $12.7 million, respectively. Net investment income for the first three months 1997 increased $.2 million from 1996 primarily as a result of additional investable funds from the issuance of the Debentures and tax proceeds from the Company's former parent. Net realized investment gains have not been a significant portion of revenue for the Company.

Interest expense and debt amortization for the period ended March
31, 1997 compared with the same period for 1996 increased as a result of the Debentures being outstanding for the full three months in 1997.

Other expenses for the period ended March 31, 1997 compared to to the same period in 1996 decreased by $.5 million due to a decrease in incentive compensation accruals.

Gross premiums written and net premiums written have been redefined for 1996 to include the effects of changes in premiums due under retrospective policies. Such changes were previously recorded only as net premiums earned.

Underwriting Results Excluding Discontinued Lines
-------------------------------------------------

                                             Period Ended March 31,
                                             ---------------------
                                                1997       1996
                                               ------     ------
                                             (Dollars in millions)
   Gross premiums written                    $  30.4       48.8
   Net premiums written                      $  27.9       42.1
                                             =======    =======

   Net premiums earned                       $  29.5       43.8
   Losses and loss adjustment expenses
     incurred                                  (26.3)     (38.9)
   Underwriting expense                         (9.2)     (14.0)
                                             -------    -------

   Underwriting loss                         $  (6.0)      (9.1)
                                             -------    -------
   Ratios:
     Loss                                       89.2%      88.8%
     Expense                                    31.2%      32.0
                                             -------    -------
     Combined                                  120.4%     120.8%
                                             =======    =======

The underwriting results excluding Discontinued Lines primarily consist of relatively large commercial accounts (Special Accounts), medium to small commercial accounts (Commercial Insurance) insurance for Halliburton (Insurance Services), commercial marine products (Marine Division) and surety products (Surety Division).

Period to Period Comparisons of Underwriting Results Excluding
Discontinued Lines

Gross Premiums Written. Gross premiums written for the periods ended March 31, 1997 and 1996 amounted to $30.4 million and $48.8 million, respectively. The decrease of $18.4 million or 38% in 1997 is attributable to several factors. The Company began its underwriting initiatives in March 1996 and continues to focus on stricter underwriting standards and price increases both of which have contributed to declines in gross premiums written. Also contributing to declines in gross premiums written is the continued highly competitive market conditions for Special Accounts customers. Special Accounts remains more selective in its initial underwriting as well as renewal activity. Finally, Special Accounts gross premium written decreased due to decreased losses on retrospectively rated policies.

Gross premiums written for the three months ended March 31, 1996 were negatively impacted by $3.1 million of improperly classified accrued premiums on retrospectively rated policies.

Gross premiums written for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders under retrospectively rated policies for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written to fluctuate significantly from period to period. Experience rated contracts reduce but do not eliminate risk to the insurer.

Net Premiums Written. Net premiums written for the periods ended March 31, 1997 and 1996 amounted to $27.9 million and $42.1 million, respectively. The decrease of $14.2 million or 34% in 1997 is primarily related to the same issues affecting gross premiums written.

Net Premium Earned. Net premiums earned for the periods ended March 31, 1997 and 1996 amounted to $29.5 million and $43.8 million, respectively. The decrease of $14.3 million or 33% in 1997 is also related to the same issues affecting gross premiums written.

Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred for the periods ended March 31, 1997 and 1996 amounted to $26.3 million and $38.9 million, respectively. The decrease in 1997 of $12.6 million or 32% less than 1996 is related to the declining premium volume.

Underwriting Expense. Underwriting expense for the periods ended March 31, 1997 and 1996 amounted to $9.2 million and $14.0 million, respectively. The decrease in 1997 of $4.8 million is related to declining premium volume and previous expense saving initiatives. The period ended March 31, 1996 was negatively impacted by the Company's implementation of a plan under which it recorded a $1.3 million restructuring charge as part of its strategic and financial assessment of the Company's business.

Underwriting Results of Discontinued Lines
------------------------------------------
                                        Period Ended March 31,
                                        ---------------------
                                           1997       1996
                                         --------   --------
                                         (Dollars in millions)

Gross premiums written                   $   .6        3.1
Net premiums written                     $   .1        2.0
                                        =======    =======

Net premiums earned                          .2        3.0
Losses and loss adjustment expenses
 incurred                                  (1.5)      (3.1)
Underwriting expense                        (.3)      (1.4)
                                         -------   -------

 Underwriting results                    $ (1.6)      (1.5)
                                        =======    =======

For reporting purposes, the Company has three lines of business which are considered Discontinued Lines, specifically business originated by the Company's London operations, an umbrella/excess liability policy program and assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines and canceled all remaining assumed casualty and property reinsurance contracts during 1996.

Period to Period Comparisons of Underwriting Results of
Discontinued Lines

Net Premiums Earned. Net premiums earned were $.2 million and $3.0 million for the periods ended March 31, 1997 and 1996, respectively. The decline is due to the runoff of canceled assumed reinsurance and the declining premiums from Highlands
(UK), which ceased writing new business in 1993. However, due to the nature of the Company's policies and reinsurance contracts, small premium adjustments can continue subsequent to cancellation.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense for the period ended March 31, 1997 compared to 1996 decreased by $1.6 million. The decline in loss and loss adjustment expense for the first quarter 1997 reflects the decline in premium volume offset by development on prior year loss reserves.

Liquidity and Capital Resources

The Company is a holding company, the principal asset of which is all of the capital stock of Highlands and $47.6 million of fixed maturities and cash and cash equivalent investments at March 31, 1997. The Company's property and casualty insurance business is conducted by Highlands and its wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Company are different than those of its insurance operations.

  Holding Company

Immediately following the Distribution, the Company issued $62.85 million in principal amount of Debentures for $60.0 million in cash and $2.85 million of notes. Of such proceeds, the Company invested $10.0 million in Highlands as a contribution to surplus, paid approximately $5.7 million in transactions fees and reimbursement of out-of-pocket expenses incurred in connection with the issuance of the Debentures and Warrants and retained the remaining approximately $44.4 million for general corporate purposes.

Prior to the Distribution, the Company was included in the Halliburton consolidated U.S. federal tax return. An intercompany tax-sharing arrangement between the Company and Halliburton resulted in the Company receiving from or paying to Halliburton a cash payment for U.S. federal income taxes based on financial reporting (book) income rates that were determined by Halliburton. The Company was not charged more U.S. federal income tax than it would have paid on a separate return basis. Pursuant to SFAS 109, the Company provided for income taxes on its statements of income as if it had filed separate tax returns in each taxing jurisdiction (separate return method). Differences between income tax provisions calculated using the separate return method and amounts calculated under the intercompany tax-sharing arrangements were reflected as additions or reductions to stockholders' equity, as appropriate. In 1996, the Company received from Halliburton and forwarded to its subsidiaries approximately $42.2 million in cash related to the tax benefit of the significant tax losses incurred in 1995 which are utilizable by Halliburton.

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

The Company's other principal sources of funds are dividend and tax sharing payments from Highlands, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by Highlands is subject to restrictions and limitations imposed by the insurance laws of the State of Texas. The maximum dividend payable by Highlands for 1997 without approval is approximately $18.0 million. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

As a holding company, the Company's principal requirements for funds are to pay operating expenses, to pay franchise and other taxes, to pay debt service and to pay dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. Initially, the annual cash interest requirements relating to the Debentures are approximately $6.3 million. The Company does not currently intend to pay dividends on the Company Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations.

On April 30, 1997, HIC acquired Vik Brothers Insurance, Inc. and its subsidiaries (VBII). The acquisition was financed with a combination of common stock, bank debt, preferred stock and cash. VBII is an insurance holding company that primarily writes commercial property and casualty business for small to medium sized companies and, to a lesser extent, personal lines business.
The acquisition was completed pursuant to a merger between HIC's wholly-owned subsidiary, Highlands Acquisition Corp., and VBII pursuant to an Amended and Restated Merger Agreement dated
February 13, 1997, as amended. In connection with the acquisition, HIC paid approximately $55.4 million in cash (including $35.6 million to repay VBII's outstanding debt) and issued 1,656,780 shares of its common stock (representing approximately 12.6% of HIC's then outstanding common stock) and 21,366 shares of its preferred stock to the holders of the common stock warrants, preferred stockholders and creditors of VBII. The closing price of HIC's common stock was $17.625 on April 30, 1997. The preferred stock has a preference value of $1,000 per share. Simultaneously with the closing, HIC contributed approximately $41.5 million to the capital of the insurance companies within the VBII organization. Upon consummation of the acquisition, VBII was renamed American Reliance, Inc.

In connection with the acquisition, HIC obtained a $65 million senior credit facility from a consortium of banks led by The Chase Manhattan Bank. HIC funded the cash portion of the acquisition by utilizing the credit facility and available working capital.

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

The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators primarily to assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies operating in their respective states. IRIS helps to identify those companies that merit the highest priority in the allocation of the regulators' resources on the basis of eleven financial ratios which are calculated annually from financial information obtained from insurers' statutory annual statements. A "usual range" of results for each ratio is used as a benchmark. The ratios and benchmark comparisons are calculated within defined parameters and are not intended to replace the Insurance Commissioners' own in-depth financial analysis or on-site examinations. Departure from the usual range on three or more of the ratios could lead to inquiries from individual Commissioners.

An annual range of ratio results has been established from studies of companies that have become insolvent or have experienced financial difficulties. The analytical phase is a review of annual statements and the financial ratios. Companies that receive financial ratio values outside the usual range generally are analyzed in order to identify those companies that appear to require immediate regulatory attention. A more comprehensive review of the ratio results in an insurer's annual statement is performed later to confirm that an insurer's situation in fact calls for increased and closer regulatory attention. If the review confirms that the insurer's situation should be accorded a higher priority in the Insurance Commissioners' surveillance process, the insurer receives a "second priority" designation. Highlands received "second priority" designation as a result of the review of its financial ratio results and statutory annual statements for 1996. The primary reason Highlands received a "second priority" designation was due to the large reserve increase it recorded in 1995.

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

Part II Other Information
        -----------------

Item 1. Legal Proceedings
        -----------------

The following class action lawsuit was received by the Company in April 1997 and involves Highlands' membership in the Texas
Workers Compensation Insurance Facility (Facility). The suit, styled as Butler Weldments Corporation and Bryan Construction Company, individually and on behalf of plaintiff class v. Liberty Mutual Insurance Company et. al, individually and on behalf of defendant class, was filed in District Court of Milam County, Texas. Some of the plaintiffs in this suit are retrospective policyholders that were insured by defendants and are alleging damages due to the failure by the defendants, including Highlands, to rebate excess premiums returned to defendants by the Facility as specified as in the Texas Insurance Code. Because this litigation is in its early stages and because the Texas
Insurance Department has not adopted regulations establishing a method for determining the amount of premiums to be rebated to policyholders, Highlands is currently unable to determine its ultimate liability, if any, with respect to this litigation or with respect to such anticipated regulations. Management, however, does not believe that this matter will have a material adverse effect on the financial position of the Company although it is possible that a resolution of the matter could have a material adverse effect on results of operations of the Company in the period in which such matter is resolved.

On February 3, 1997, litigation between Highlands and Highlands Underwriters and the California Insurance Department converning Proposition 103 was settled for $5.7 million and such amount is not in excess of current legal reserves and is not expected to have a material adverse effect on the financial condition of the Company. The settlement has been submitted to the Administrative Law Judge and the Commissioner of Insurance for their approval, and the Company has no reason to believe at this time that the settlement will not be approved. In the event the settlement is not approved, the Company will continue to defend this matter vigorously.

Item 6:   Exhibits and Reports on Form 8-K.

     a)   Exhibits

          (12) Computation of Earnings Per Share

          (27) Financial Data Schedule (Filed Electronically)

     b) The Registrant filed a Form 8-K Current Report, dated February 25, 1997, pertaining to the Registrant's press release reporting the results of operations for the three months and twelve months ended December 31, 1996, and certain other selected financial data.

          The Registrant filed a Form 8-K Current Report, dated
          March 31, 1997, pertaining to the Registrant's press release on the status of the Registrant's acquisition of Vik Brothers Insurance Inc.

          The Registrant filed a Form 8-K Current Report, dated
          April 30, 1997, pertaining to the Registrant's press release of the Registrant's completion of the acquisition of Vik Brothers Insurance, Inc.

          The Registrant filed a Form 8-K Current Report, dated May 7, 1997, pertaining to the Registrant's press release reporting the results of operations for the three months ended March 31, 1997, and certain other selected financial data.


SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)



Date:          May 15, 1997 By   /s/  Richard M. Haverland
                             --------------------
                             Richard M. Haverland
                             Chairman, President and Chief
                             Executive Officer
                             (Authorized Signatory)

Date:          May 15, 1997 By   /s/  Charles J. Bachand
                             ------------------
                             Charles J. Bachand
                             Vice President, Treasurer and
                             Principal Accounting Officer
                             (Authorized Signatory)

















        HIGHLANDS INSURANCE GROUP, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS PER SHARE

           (In millions, except for per share amounts)
                                           Three Months Ended
                                                March 31,
                                          ---------------------
                                             1997       1996
                                           --------   --------
EARNINGS:
Primary:

Net income, as reported                   $  2,957        214
After tax interest income on excess
  stock warrant and option proceeds            168         -
                                           -------    -------
  Net income, as adjusted                    3,125        214
                                           =======    =======

Fully diluted:
Net income, as reported                       -            -
After tax interest income on excess
  stock warrant and option proceeds
After tax interest expense applicable to
Convertible Subordinated Debentures           -            -
                                           -------    -------

  Net income, as adjusted                     -            -
                                           =======    =======

SHARES:
Primary:
Number of common shares outstanding, per
  consolidated financial statements         11,452     11,448
Additional dilutive effect of
outstanding stock warrants and options
(based on treasury stock method using
average market price)                        3,168        -
                                           -------    -------

  Weighted average, as adjusted             14,620     11,448
                                           =======    =======

Fully diluted:
Weighted average number of common shares
  outstanding, per consolidated financial
  statements                                   -          -
Additional dilutive effect of:
  Stock warrants and options                   -          -
  Outstanding stock options (based on
    treasury stock method using market
    price at end of period)                    -          -
                                          -------     -------

  Weighted average, as adjusted                -          -
                                          =======     =======
EARNINGS PER COMMON SHARE:
  Primary                                 $   .21         .02
  Fully diluted                                -          -

Common stock warrants and stock options are antidilutive for the period ended March 31, 1996. Fully diluted earnings per share is not presented as the effects of the convertible subordinated debentures are antidilutive for all periods presented.
[ARTICLE]
[LEGEND]

HIGHLANDS INSURANCE GROUP, INC.
FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the financial statements contained in the Form 10-Q for the quarterly period ended March 31, 1997 for Highlands Insurance Group, Inc. and its qualified in its entirety by reference to such statements.