Form 10-Q
period 1997-06-30
HIGHLANDS INSURANCE GROUP INC
filed 1997-08-15
CIK 1002816

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ----------------------

                            FORM 10-Q


(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 X        OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the quarterly period ended June 30, 1997
                               or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the transition period from          to
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

The number of shares of the Registrant's Common Stock, par value
$.01 per share, outstanding at June 30, 1997 was 13,108,321

                 HIGHLANDS INSURANCE GROUP, INC.

                        TABLE OF CONTENTS
                        -----------------

                 Part I - Financial Information


Item 1.   Financial Statements:                        Page No.
                                                       --------

     Consolidated Balance Sheets
       June 30, 1997 (Unaudited) and
       December 31, 1996                                 3

     Consolidated Statements of Operations
       (Unaudited) - Three and Six Months Ended
       June 30, 1997 and 1996                            5

     Consolidated Statements of Stockholders' Equity
       Six Months Ended June 30, 1997 (Unaudited)
       and Year Ended December 31, 1996                  6

     Consolidated Statements of Cash Flows
       (Unaudited) - Six Months Ended June 30,
       1997 and 1996                                     7

     Condensed Notes to Unaudited Consolidated
       Financial Statements                              9

Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations    14


                   Part II - Other Information

Item 1. Legal Proceedings                               24

Item 6. Exhibits and Reports on Form 8-K                24

Signatures                                              26











                 HIGHLANDS INSURANCE GROUP, INC.

                   CONSOLIDATED BALANCE SHEETS

                         (In Thousands)


                                                June 30,    December 31,
                   ASSETS                         1997          1996
                  --------                     ----------   -----------
                                                (Unaudited)
Investments:
  Fixed income securities:
   Available for sale, at fair value
     (amortized cost of $1,099,031 at
     6/30/97 and $320,909 at 12/31/96)          $1,111,526     324,905
   Held to maturity, at amortized cost
     (fair value of $0 at 6/30/97 and
     $367,446 at 12/31/96)                            -        355,492
 Equity securities, at fair value
     (cost of $21,816 at 6/30/97 and
     $26,293 at 12/31/96)                           22,932      26,967
 Other invested assets, at cost                      4,144       3,770
                                                 ---------   ---------
          Total investments                      1,138,602     711,134

Cash and cash equivalents                          124,395      49,484

Premiums in course of collection                    93,096      24,048

Premiums due under retrospective arrangements      120,930     121,276

Receivable from reinsurers                         679,492     556,900

Prepaid reinsurance premiums                        28,486       2,829

Funds on deposit with reinsurers                    19,994      14,456

Receivable from former affiliate                       250         250

Deferred taxes                                      41,254      37,126

Accrued investment income                           17,732      12,600

Deferred policy acquisition costs                   34,311       6,436

Cost of acquired business in excess of net
 assets                                              3,972           -

Other assets                                        62,156      29,492
                                                  ---------   ---------

          Total assets                          $2,364,670   1,566,031
                                                 ==========  =========



See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED BALANCE SHEETS, Continued

                             (In Thousands)


                                                June 30,    December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY         1997          1996
    -------------------------------------      -----------  -----------
                                               (Unaudited)

Loss and loss adjustment expense reserves       $1,643,507   1,156,824

Unearned premiums                                  196,556      31,474

Senior bank debt                                    65,000        -

Convertible subordinated debentures                 55,839      55,452

Funds held                                          21,649      16,475

Accounts payable and accrued liabilities            79,780      42,331
                                                 ---------   ---------
       Total liabilities                         2,062,331   1,302,556
                                                 ---------   ---------


Stockholders' equity:
  Common stock, $.01 par value; 50,000,000
    shares authorized; 13,108,321 issued and
    outstanding in 1997, 11,448,208 issued and
    outstanding in 1996                                131        114
  Additional paid-in capital                       221,523    192,273
  Net unrealized gain on investments                11,944      3,036
  Retained earnings                                 68,741     68,052
                                                 ---------  ---------
       Total stockholders' equity                  302,339    263,475
                                                 ---------  ---------
       Total liabilities and stockholders'
         equity                                 $2,364,670  1,566,031
                                                 =========  =========



  See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                              (In Thousands)
                                       Three Months          Six Months
                                      Ended June 30,       Ended June 30,
                                    -----------------   ------------------
                                     1997       1996     1997       1996
                                    -------   -------   -------    -------
Revenues:
  Net premiums earned               $78,675   40,018    108,390     86,854
  Net investment income              18,428   12,705     31,285     25,375
  Net realized investment gains         620      209      1,104        666
                                    -------- -------   --------    -------
            Total revenues           97,723   52,932    140,779    112,895
                                    -------- -------   --------    -------

Expenses:
  Losses and loss adjustment
    expenses incurred                66,499   40,223     94,330     82,243
  Underwriting expenses              31,253   14,336     40,777     29,734
  Interest expense and debt
    amortization                      2,612    1,824      4,410      3,254
  Other expenses                        180      775        534      1,626
                                   --------  --------  --------   --------
            Total expenses          100,544   57,158    140,051    116,857
                                   --------  --------  --------    -------

Income (loss) before income tax      (2,821)  (4,226)       728    (3,962)
Income tax expense (benefit)           (553)    (720)        39      (670)
                                   --------  --------   --------   -------

  Net income (loss)                 $(2,268)  (3,506)       689    (3,292)
                                   ========  ========  ========   =======

Net income (loss) per common
  share and common
  stock equivalents - primary         $(.18)    (.31)       .06      (.29)
                                   ========  ========  ========   =======

Weighted average number of
  outstanding:
   Common shares                     12,556    11,448    12,004    11,448
   Common share equivalents             -         -        -          -
                                   --------  --------  --------   -------

     Primary shares                  12,556    11,448    12,004    11,448
  Conversion of convertible
   subordinated debentures              -         -        -          -
                                   --------  --------   -------   -------

     Fully diluted shares            12,556    11,448    12,004    11,448
                                   ========  ========  ========   =======


   See Condensed Notes to Unaudited Consolidated Financial Statements.


                   HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (In Thousands)


                                                  June 30,    December 31,
                                                    1997         1996
                                                  ---------    ---------
                                                 (Unaudited)

Common stock

 Balance, beginning of year                      $    114        1,000
  Change in par value of common stock                  -          (886)
  Issuance of Company common stock, par value          17         -
                                                 --------     --------
 Balance, end of period                               131          114
                                                 --------     --------

Additional paid-in capital:
 Balance, beginning of year                       192,273      184,168
   Change in par value of common stock                -            886
   Addition resulting from issuance of
    convertible subordinated debentures
    with detachable common stock warrants             -          7,439
   Contribution from former parent:
    Net current tax asset                             -          7,723
    Net deferred tax asset                            -         (7,943)
   Issuance of company common stock, paid in
    capital                                        29,250          -
                                                 --------     --------
 Balance, end of period                           221,523      192,273
                                                 --------     --------

Net unrealized gain on investments:
                                                    3,036        8,547
Balance, beginning of year
  Changes in net unrealized gain, net of the
    applicable federal income tax                   8,908       (5,511)
                                                 --------     --------
Balance, end of period                             11,944        3,036
                                                 --------     --------
Retained earnings:
 Balance, beginning of year                        68,052       73,395
  Net income (loss)                                   689       (5,343)
                                                 --------     --------
 Balance, end of period                            68,741       68,052
                                                 --------     --------
Total stockholders' equity                       $302,339      263,475
                                                 ========     ========



  See Condensed Notes to Unaudited Consolidated Financial Statements.


                     HIGHLANDS INSURANCE GROUP, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                             (In Thousands)
                                                     Six Months Ended
                                                         June 30,
                                                   -------------------
                                                      1997       1996
                                                    --------    -------
Cash flows from operating activities:
  Net income (loss)                                $   689      (3,292)
                                                    --------    --------
Adjustment to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                     142         (59)
     Change in deferred policy acquisition costs     1,625       2,431
     Gain on sale of investments                    (1,106)       (607)
     Decrease in premiums in course of collection   52,663      12,897
     Decrease in receivables from reinsurers        11,898      20,680
     Decrease in loss and loss adjustment expense
      reserves                                     (36,247)    (64,062)
     (Increase) decrease in funds on deposit with
      reinsurer                                     (5,538)      4,280
     Decrease in deferred taxes                        (63)        -
     Decrease (increase) in premiums due under
      retrospective arrangements                       346      (6,688)
     Decrease in unearned premiums                 (12,873)    (11,902)
     Increase in funds held                          5,174       7,932
     Advances from former affiliates, net              -         9,427
     Change in other operating assets and          (13,250)       (845)
      liabilities                                 --------    --------
        Total adjustments                           2,771     (26,516)
                                                 --------    --------
        Net cash (used in) provided by operating
          activities                                3,460     (29,808)
                                                 --------    --------

Cash flows from investing activities:
 Proceeds from sales:
  Fixed income securities available for sale       14,700        -
  Equity securities                                 4,717       3,539
  Other invested assets                             1,341        -
 Maturities or calls:
  Fixed maturity securities available for sale     68,077      15,100
  Fixed maturity securities held to maturity        5,972      21,245
 Investment purchases:
  Fixed maturity securities available for sale    (53,938)    (54,896)
  Fixed maturity securities held to maturity         -         (1,894)
  Equity securities                                  -         (2,282)
 Net sales (purchase) of property and
  equipment                                           652        (697)
 Purchase of subsidiary, net of acquired cash       5,124
 Payment of acquisition expenses                   (3,631)
 Proceeds from management notes                        92         -
 Proceeds from disposal of subsidiary, net           -             22
 Cash returned by former affiliates, net             -          3,860
                                                 --------    --------
     Net cash provided by (used in) investing
       activities                                  43,106     (16,003)
                                                 --------    --------
Cash flows from financing activities:
 Proceeds from senior bank debt                    65,000        -
 Payment to bank to pay ARI notes payable         (35,638)       -
 Payment of senior bank debt issuance expense      (1,017)       -
 Proceeds from issuance of convertible
  subordinated debentures                            -         60,000
 Payment of debt issuance expense                    -         (5,705)
                                                 --------    --------

     Net cash provided by financing activities     28,345      54,295
                                                 --------    --------
Net increase in cash and cash equivalents          74,911       8,484

Cash and cash equivalents at beginning of period   49,484      85,176
                                                 --------    --------
Cash and cash equivalents at end of period       $124,395      93,660
                                                 ========    ========

Supplemental disclosure of cash flow
 information:

  Interest paid                                    $3,365       2,620
                                                 ========    ========

 Reclassification from held to maturity to
  available for sale                             $348,130       -
                                                 ========    ========



   See Condensed Notes to Unaudited Consolidated Financial Statements.


                  HIGHLANDS INSURANCE GROUP, INC.

 CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1997






1.   Basis of Presentation
     ---------------------

The accompanying consolidated financial statements as of June 30, 1997 and for both the three and six months periods ended June 30, 1997 and 1996 are unaudited and include the accounts of Highlands Insurance Group, Inc., (Highlands Group) and its subsidiaries
(the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1996 and Form 8-KA Report, Amendment No. 2 dated April, 30, 1997.

Highlands Group is an insurance holding company for Highlands Insurance Company and its subsidiaries (Highlands), American Reliance, Inc. and its subsidiaries (American Reliance) beginning April 30, 1997, and Highlands Holdings (U.K.) Limited and its subsidiaries (Highlands UK) (a foreign reinsurance holding company located in the United Kingdom) and certain other immaterial companies (collectively, the Insurance Subsidiaries).

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Highlands Group was wholly owned by Halliburton Company (Halliburton) until January 23, 1996 when Halliburton distributed all of the outstanding shares of common stock of Highlands Group (the Distribution) to holders of record of common stock of Halliburton on January 4, 1996. Holders of record received one share of common stock of HIC for every ten shares of common stock of Halliburton held on that date. Approximately 11.4 million common shares of Highlands Group were issued in conjunction with the Distribution.

2.   Acquisition
     -----------

On April 30, 1997, Highlands Group acquired Vik Brothers Insurance, Inc.(VBI) and its subsidiaries. Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc. The acquisition was treated as a purchase and, accordingly, the financial results of American Reliance, Inc. and subsidiaries
(American Reliance) are included in these consolidated financial statements effective April 30, 1997.

The acquisition was financed with a combination of common stock, bank debt, preferred stock and cash. In connection with the acquisition, Highlands Group paid approximately $55.4 million in cash (including $35.6 million to repay American Reliance's outstanding bank debt) and issued 1,656,700 shares of its common stock (representing approximately 12.6% of Highlands Group's then outstanding common stock) and 21,366 shares of newly issued preferred stock to the holders of the common stock warrants, preferred stockholders and creditors of American Reliance. The closing price of Highlands Group's common stock was $17.625 on April 30, 1997. The preferred stock is currently owned by a subsidiary of American Reliance and has a preference value of $1,000 per share. Simultaneously with the closing, Highlands
Group contributed approximately $41.5 million to the capital of the insurance companies within the American Reliance organization. At April 30, 1997, American Reliance had $886.6 million in total fair value assets and $884.3 million of total liabilities. The excess of the purchase price paid over the fair value of net assets acquired is being amortized over thirty years.

In connection with the acquisition, Highlands Group obtained a $65 million senior revolving credit facility from a consortium of banks led by the Chase Manhattan Bank. Highlands Group funded the cash portion of the acquisition by utilizing the credit facility and available working capital.

American Reliance is an insurance holding company for the following property and casualty insurance companies. State Capital Insurance Company (SCI); American Professionals Insurance Company; LMI Insurance Company (LMI); and Northwestern National Holding Company, Inc. (NNHC) and its subsidiaries, including Northwestern National Casualty Company (NNCC) and its subsidiaries, and Pacific National Insurance Company (PNIC) and its subsidiary, Pacific Automobile Insurance Company (PAIC) (collectively, the American Reliance Companies).

3. American Reliance Acquisition - Pro Forma Results of
   Operations
   ----------------------------------------------------

The following unaudited proforma information presents the results of operations of the Company and American Reliance for the six months ended June 30, 1997 and 1996, with proforma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the periods presented. This proforma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

                                            Six Months Ended
                                                June 30,
                                          --------------------
                                            1997         1996
                                           ------       ------

(In thousands, except per share data)

Revenues                                $  255,856      305,482
Net income (loss)                       $    2,084       (8,289)
Net income (loss) per share             $      .17         (.63)

4.   Income Tax
     ----------

The Company provides for income taxes on its statements of income pursuant to Statement of Financial Accounting Standards 109,
"Accounting for Income Taxes" (SFAS 109).

5.   Net Income Per Share
     --------------------

Primary net income per share amounts are based upon the weighted average number of common stock shares and common stock equivalents (common stock warrants and options) outstanding during the period. Common stock warrants and stock options are antidilutive for primary earnings per share calculations for the three and six months ended June 30, 1997. Fully diluted earnings per share is not presented as the effects of the convertible subordinated debentures are antidilutive for all periods presented.

6. Debt Outstanding
   ----------------

As discussed in Note 2, during the second quarter of 1997, the Company entered into a $65 million Senior Revolving Credit Facility, dated April 30, 1997 (the "Credit Agreement"), with the Chase Manhattan Bank, as administrative agent for the lenders party thereto. The Credit Agreement, which contains customary terms and restrictions, currently provides for an interest rate of LIBOR plus 75 to 150 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance.

7.  Warrant Price Adjustment
    ------------------------
The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which are attached to the convertible subordinated debentures are subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment reduced the exercise price by $.95 and $1.80 per share for six months ended June 30, 1997 and the year ended December 31, 1996, respectively.

8.  Contingent Liabilities:
    -----------------------

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

The Company uses methods and assumptions that are consistent with prevailing actuarial practice and are modified periodically based on changes in circumstances. However, estimation of loss reserves for asbestos, environmental related and other long-term exposure claims is one of the most difficult aspects of establishing reserves, especially given the above uncertainties. Reference is made to the Company's Annual report on Form 10-K for the year ended December 31, 1996 for a discussion of the Company's asbestos-related and environmental pollution claims. Because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, the Company believes that no meaningful range of loss and loss adjustment expense reserves beyond recorded reserves can be established.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations




The Results of Operations reflect the consolidated results of operations of Highlands Insurance Group, Inc. (Highlands Group) and its subsidiaries (the Company).

As discussed in Note 2 of the Condensed Notes to Unaudited Consolidated Financial Statements, on April 30, 1997, Highlands Group completed the acquisition of American Reliance, Inc.
(American Reliance)   The acquisition was accounted for under
the purchase method of accounting and, accordingly, the consolidated financial statements include the results of American Reliance's operations only from date of acquisition.

For reporting purposes, the Company has three segments: (a) business produced by Highlands Insurance Company excluding its discontinued lines (Highlands), (b) business produced by American Reliance and (c) the Highlands discontinued business (Discontinued Lines). Discontinued Lines consist of (i) business originated by the Highlands' London reinsurance operations (Highlands (UK)), (ii) an umbrella/excess liability policy program and (iii) assumed casualty and property reinsurance contracts. Highlands has ceased to write these Discontinued Lines. Although Highlands has exited other lines of business, primarily its Florida and Texas personal lines and probate bonding business, the Company has included the financial results of those lines in underwriting results excluding Discontinued Lines for consistency purposes. (Please refer to the Company's 1996 Annual Report Form 10-K for a more complete description of the Discontinued Lines.)

The results of the Company's consolidated operations for the periods indicated are set forth below:

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                ------------------  -------------------
                                   1997      1996      1997       1996
                                 -------   -------   -------   -------
                                         (Dollars in millions)


Consolidated Results:

Gross premiums written          $  86.3     32.8      117.3      84.7
Net premiums written            $  69.4     32.3       97.3      76.5
                                =======  =======    =======   =======

Net premiums earned:
  Highlands                     $  28.4     37.1       57.9      81.0
  American Reliance                49.9      -         49.9       -
  Discontinued Lines                 .4      2.9         .6       5.9
                                -------  -------    -------   -------
                                $  78.7     40.0      108.4      86.9
                                =======  =======    =======   =======

Underwriting loss:
  Highlands                     $ (15.6)   (13.9)     (21.6)    (23.1)
  American Reliance                (2.1)     -         (2.1)      -
  Discontinued Lines               (1.4)     (.6)      (3.0)     (2.0)
                                -------  -------    -------    ------
                                $ (19.1)   (14.5)     (26.7)    (25.1)
                                =======  =======    =======   =======

Net investment income           $  18.4     12.7       31.3      25.4
                                =======  =======    =======   =======

Net realized investment gains   $    .6       .2        1.1        .6
                                =======  =======    =======   =======

Interest expense and debt
  amortization                  $   2.6      1.8        4.4       3.3
                                =======  =======    =======   =======
Other (income) expense          $   (.4)      .1         .6        .9
                                =======  =======    =======   =======

Net income (loss)               $  (2.3)    (3.5)        .7      (3.3)
                                =======  =======    =======    =======

Ratios:
  Loss                             84.5%   100.5%     87.0%     94.7%
  Expense                          39.7%    35.8%     37.6%     34.2%
                                -------- --------   -------   -------
   Combined                       124.2%   136.3%    124.6%    128.9%
                                ======== ========   =======   =======

Net premiums earned amounted to $78.7 million and $108.4 million for the second quarter and six months ended June 30, 1997, respectively, an increase of $38.7 million and $21.5 million, compared with the same 1996 periods. The increases result from the additional earned premium from American Reliance. The increase in net premiums earned was partially offset by continued declines in the Highlands business.

Underwriting losses of $19.1 million and $26.7 million in the second quarter and six months ended June 30, 1997 increased $4.6 million and $1.6 million compared to the same 1996 periods due to loss reserve increases related to California construction defect claims, accrued expenses related to the Texas Workers' Compensation Facility's (Facility) final industry assessment and industry litigation involving surpluses from the Facility and the acquisition of American Reliance. The six months ended June 30, 1996 included write-offs of $6.9 million of accrued premiums.

Net investment income for the three months and six months ended June 30, 1997 and 1996 amounted to $18.4 million and $12.7 million and $31.3 million and $25.4 million, respectively. Net investment income for the second quarter and year to date 1997 increased $5.7 million and $5.9 million, respectively, from 1996 primarily due to the acquisition of American Reliance. Net realized investment gains have not been a significant portion of revenue for the Company.

Interest expense and debt amortization for the three months and six months ended June 30, 1997 compared with the same period for 1996 increased $.8 million and $1.1 million, respectively, as a result of the $65 million Credit Agreement with a bank. The Credit Agreement was used to finance the acquisition of American Reliance.

Other expenses for the three months and six months ended June 30, 1997 compared to the same periods in 1996 decreased due to offsetting miscellaneous income from American Reliance.

Gross premiums written and net premiums written have been redefined for 1996 to include the effects of changes in premiums due under retrospective policies. Such changes were previously recorded only as net premiums earned.

Highlands
---------
                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                 ------------------  ------------------
                                   1997      1996      1997      1996
                                  ------    ------    ------    ------
                                         (Dollars in millions)

   Gross premiums written        $ 27.8      30.6    58.2      79.4
   Net premiums written          $ 25.1      30.2    53.0      72.3
                                =======   ======= =======   =======

   Net premiums earned           $ 28.4      37.1    57.9      81.0
   Losses and loss adjustment
     expenses incurred            (31.2)    (37.9)  (57.5)    (76.8)
   Underwriting expenses          (12.8)    (13.1)  (22.0)    (27.3)
                                -------   ------- -------   -------

     Underwriting loss           $(15.6)    (13.9)  (21.6)    (23.1)
                                =======   ======= =======   =======
   Ratios:
     Loss                         109.9%    102.2%   99.3%     94.8%
     Expense                       45.1%     35.3%   38.0%     33.7%
                                 -------   ------- -------   -------
      Combined                    155.0%    137.5%  137.3%    128.5%
                                 =======   ======= =======   =======

The Highlands underwriting results primarily consist of relatively large commercial accounts (Special Accounts), medium to small commercial accounts (Commercial Insurance) insurance for Halliburton (Insurance Services), commercial marine products
(Marine Division) and surety products (Surety Division).

Period to Period Comparisons of Highlands Underwriting Results

Gross Premiums Written. Gross premiums written for the three months and six months ended June 30, 1997 and 1996 amounted to $27.8 million and $30.6 million and $58.2 million and $79.4 million, respectively. The decrease of $2.8 million and $21.2 million or 9% and 27% for the three months and the six months ended June 30, respectively, is attributable to several factors. The Company began its underwriting initiatives in March 1996 and continues to focus on stricter underwriting standards and price increases both of which have contributed to declines in gross premiums written. Also contributing to declines in gross premiums written is the continued highly competitive pricing environment as insurers compete to retain business. The Company remains more selective in its initial underwriting as well as renewal activity.

Gross premiums written for the three months ended June 30, 1996 declined by $6.9 million as a result of writing-off accrued premium in the second quarter of 1996.

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

Net Premiums Written. Net premiums written for the three months and six months ended June 30, 1997 and 1996 amounted to $25.1 million and $30.2 million and $53.0 million and $72.3 million, respectively. The decrease of $5.1 million and $19.3 million or 17% and 27% for the three months and the six months ended June 30, respectively, is primarily related to the same issues affecting gross premiums written.

Net premiums written for the three months ended June 30, 1996 were increased by an adjustment to ceded premiums written of $3.2 million related to prior years reinsurance treaties.

Net Premiums Earned. Net premiums earned for the three months and six months ended June 30, 1997 and 1996 amounted to $28.4 million and $37.1 million and $57.9 million and $81.0 million, respectively. The decrease of $8.7 million and $23.1 million or 23% and 29% for the three months and six months ended June 30, respectively, is also related to the same issues affecting gross premiums written.

Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred for the three months and six months ended June 30, 1997 and 1996 amounted to $31.2 million and $37.9 million and $57.5 million and $76.8 million, respectively. The decrease of $6.7 million and $19.3 million or 18% and 25% for the three months and six months ended June 30, respectively, is related to the declining premium volume. The second quarter 1997 decrease of $6.7 million was offset by increased loss and loss adjustment expenses incurred of $6.1 million related to California construction defect claims.

Underwriting Expenses. Underwriting expenses for the three months and six months ended June 30, 1997 and 1996 amounted to $12.8 million and $13.1 million and $22.0 million and $27.3 million, respectively. The second quarter 1997 expenses include accrued expenses of $3.5 million related to the Facility's final industry assessments and industry litigation involving surpluses from the Facility that were previously received by the Company. The additional expense accruals were offset by previous expense saving initiatives and lower expenses due to declining premium volume.

The six months ended June 30, 1996 underwriting expenses were negatively impacted by charges of $1.1 million for underaccrued premium taxes and $1.3 million for restructuring charges.

American Reliance
-----------------
                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                -------------------  -------------------
                                  1997       1996       1997      1996
                                 -------    -------   -------    -------
                                          (Dollars in millions)


Gross premiums written          $  57.8        -         57.8       -
Net Premiums written            $  43.8        -         43.8       -
                                =======    =======    =======  =======

Net premiums earned             $  49.9        -         49.9       -
Loss and loss adjustment
 expenses incurred                (34.4)       -        (34.4)      -
Underwriting expenses             (17.6)       -        (17.6)      -
                                -------    -------    -------   -------
   Underwriting loss            $  (2.1)       -         (2.1)      -
                                =======    =======    =======   =======


Ratios:
  Loss                             68.9%       -         68.9%       -
  Expense                          35.3%       -         35.3%       -
                                 -------   -------     -------   -------
  Combined                        104.2%       -        104.2%       -
                                 =======   =======     =======   =======

American Reliance was acquired on April 30, 1997. The above results are for the two months ended June 30, 1997 and are included in the consolidated results of the Company.

The American Reliance's subsidiaries (the "American Reliance Companies") primarily write commercial property and casualty insurance policies for small to medium-sized businesses, and also write certain personal lines. The American Reliance Companies' commercial insurance policyholders are primarily located in suburban and rural areas, consist of customers in the habitational sector (such as apartments, condominiums, motels and hotels), retailers, wholesalers, service businesses, funeral homes, lumber yards, woodworking operations, office building, religious institutions, franchise and family-style restaurants, artisan contractors, municipalities, golf courses and auto dealers. The American Reliance Companies' personal lines focus on homeowners multiple peril and fire coverages and standard and nonstandard automobile insurance. For the period ended June 30, 1997, commercial lines business represented 70% of the American Reliance Companies' direct written premiums, and the remaining 30% was personal lines insurance. The American Reliance Companies hold licenses to operate in 44 states and the District of Columbia and actively write commercial business in 30 states and the District of Columbia and personal lines business in 12 states through a network of approximately 3,400 independent agents.

Discontinued Lines
------------------
                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                -----------------    ----------------
                                  1997      1996     1997      1996
                                 ------    ------   ------    ------
                                        (Dollars in millions)

   Gross premiums written       $   .7       2.2      1.3       5.3
   Net premiums written         $   .4       2.1       .5       4.1
                               =======   =======  =======   =======

   Net premiums earned          $   .4       2.9       .6       5.9
   Losses and loss adjustment
     expenses incurred             (.9)     (2.3)    (2.4)     (5.4)
   Underwriting expenses           (.9)     (1.2)    (1.2)     (2.5)
                               -------    -------  -------    ------

     Underwriting loss          $ (1.4)      (.6)    (3.0)     (2.0)
                               =======    =======  =======   =======

For reporting purposes, Highlands Group has three lines of business which are considered Discontinued Lines, specifically business originated by the Highlands Group's London operations, an umbrella/excess liability policy program and assumed casualty and property reinsurance contracts. The Company has ceased to write these Discontinued Lines and canceled all remaining voluntary assumed casualty and property reinsurance contracts during 1996.

Period to Period Comparisons of Underwriting Results of
Discontinued Lines

Net Premiums Earned. Net premiums earned were $.4 million and $2.9 million and $.6 million and $5.9 million for the three months and six months ended June 30, 1997 and 1996, respectively. The decline is due to the cancellation of all remaining voluntary assumed reinsurance contracts in 1996. Due to the nature of the Company's reinsurance contracts, small premium adjustments can continue long after cancellation of such agreements.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense for the three months and six months ended June 30, 1997 compared to 1996 decreased by $1.4 million and $3.0 million, respectively. Although the loss and loss adjustment expenses decreased for the second quarter 1997, the Company experienced adverse development on prior year loss reserves.

Liquidity and Capital Resources

The Company is a holding company, the principal assets of which at June 30, 1997 are all of the capital stock of Highlands and American Reliance. The Company's property and casualty insurance business is conducted by its indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Company are different than those of its insurance operations.

  Holding Company (Highlands Group)

On April 30, 1997, HIC acquired Vik Brothers Insurance, Inc.
(VBI) and its subsidiaries. Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc.
(American Reliance). American Reliance is a holding company and has no direct operations. American Reliance's principal assets are the capital stock of its insurance subsidiaries.

The acquisition was financed with a combination of common stock, bank debt, preferred stock and cash. In connection with the acquisition, Highlands Group paid approximately $55.4 million in cash (including $35.6 million to repay American Reliance's outstanding bank debt) and issued 1,656,700 shares of its common stock (representing approximately 12.6% of Highlands Group then outstanding common stock) and 21,366 shares of newly issued preferred stock to the holders of the common stock warrants, preferred stockholders and creditors of American Reliance. The closing price of Highlands Group's common stock was $17.625 on April 30, 1997. The preferred stock is currently owned by a subsidiary of American Reliance and has a preference value of $1,000 per share. Simultaneously with the closing, Highlands Group contributed approximately $41.5 million to the capital of the insurance subsidiaries of American Reliance.

In connection with the acquisition, Highlands Group obtained a $65 million senior revolving credit facility from a consortium of banks led by the Chase Manhattan Bank.
Highlands Group funded the cash portion of the acquisition by utilizing the credit facility and available working capital.

As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Debentures and the Credit Agreement are approximately $10.7 million. Highlands Group does not currently intend to pay dividends on the its Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations.

The Company's principal sources of funds are dividend and tax sharing payments from Highlands and American Reliance, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are limited to $22.0 million in 1997 without prior regulatory approval. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

Management believes that Highlands Group liquid assets and access to the capital markets enable it to meet its liquidity needs.

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

Various regulatory and legal actions are currently pending involving the Insurance Subsidiaries and specific aspects of the conduct of their business. See Part II: "Other Information". While the aggregate dollar amounts involved in such regulatory and legal matters cannot be determined with certainty, the amounts at issue could have a significant effect on the Company's consolidated results of operations. In the opinion of management, however, the ultimate liability in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the Company's liquidity or capital resources.

Statutory Surplus. Maintenance of appropriate levels of statutory surplus of the Company's U.S. Insurance Subsidiaries is a primary objective of the Company and is also important to regulatory authorities and U.S. insurance rating agencies. In addition, increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have caused greater emphasis to be placed by current and potential customers upon the ratings assigned to property and casualty insurance companies. Highlands has been assigned as "A- " (Excellent) rating by A.M. Best. The principal insurance subsidiaries of American Reliance have been assigned an A.M.
Best rating of "B+" (Very Good). One other insurance subsidiary has been rated "B" (Fair) and LMI Insurance Company (LMI), which has ceased current operations, has been rated "D" (Poor).

The National Association of Insurance Commissioners (NAIC) has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk with respect to a company's mix of products and its balance sheet. Regulatory compliance is determined by a ratio of the company's regulatory adjusted capital, as defined by the NAIC, to its authorized control level RBC as defined by the NAIC. Companies below specified ratios are classified within certain levels, each of which requires corrective action. All of the Insurance Subsidiaries have an RBC amount above the authorized control level RBC as defined by the NAIC except for LMI.

At December 31, 1996, LMI's surplus fell below the required RBC level and was at the "authorized control" level. Accordingly, it was required to file a plan with the Ohio Insurance Department setting forth its plan to attain the required level of regulatory capital. The plan, which contemplated the acquisition of American Reliance by Highlands Group, included commuting reinsurance agreements and implementing numerous affiliated transactions. The plan was approved by the Ohio Insurance Department and transactions which required approval of other insurance departments received the required approval. On
April 30, 1997, in compliance with the plan, Highlands Group made a capital contribution through American Reliance of $27.5 million to LMI. Highlands Group is not committed to make future additional contributions.

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

Companies that receive financial ratio values outside the usual range generally are analyzed in order to identify those companies that appear to require immediate regulatory attention. If an insurer's situation should be accorded the highest surveillance priority in the Insurance Commissioners' surveillance process, the insurer receives a "first priority" designation. The "second priority" and "third priority" designations signify recommendations for lower levels of increased regulatory attention. Due primarily to their recent underwriting results LMI, State Capital Insurance Company and Pacific Automobile Insurance Company received "first priority" designations, Highlands and Pacific National Insurance Company received
"second priority" designations and Northwestern National
Casualty Company received a "third priority" designation.
The Company will fully respond to any regulatory inquiries and does not expect that these designations will materially impact its insurance operations.

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

Part II Other Information
        -----------------

Item 1. Legal Proceedings
        -----------------

The Company is a defendant in two lawsuits brought by insureds seeking to require Highlands to refund the surplus that existed in the Texas Workers Compensation Insurance Facility (the "Facility") for 1991, 1992, 1993 and 1994. The first suit is a proposed class action against the insurance companies participating in the Facility and is pending in Travis County, Texas (Travelers Indemnity Company v. Texas Workers Compensation Facility and Sandwich Chef of Texas, Inc. v. Reliance National Indemnity Insurance Company (the "Sandwich Chef Litigation"). The Company is also a defendant in Bryan Construction Company
v. Highlands Insurance Company in Milan County, Texas ("Bryan Construction"), which involves a claim by a single insured against the Company and one other defendant. The plantiff in this proceeding is seeking to have it certified as a class action. The Company has joined as a plaintiff, along with a large number of other companies, in a suit against the Texas Department of Insurance ("TDI") in Travis County, attacking the enforceability of the rule (the "Rule") issued by the TDI on July 11, 1997, under which the refunds from the Facility surplus would be paid (the "AIA Litigation"). The plaintiffs in the AIA Litigation and the TDI are seeking to stay or consolidate the Sandwich Chef Litigation pending resolution of the AIA Litigation, which should resolve the issues in that case, and the Company is also seeking to stay Bryan Construction.

The plaintiffs in the AIA litigation are not challenging the Rule as it pertains to 1993 and 1994 and, therefore, the Company will be refunding the amounts for those years in accordance with the requirements of the Rule. The amounts claimed in Bryan Construction are for 1993; therefore, the refund for 1993 should dispose of that case. The AIA Litigation challenges the Rule as it applies to 1991 and 1992. Management believes, after consultation with its counsel in the AIA Litigation, that there are substantial legal bases to challenge the Rule's application to 1991 and 1992. Management has established what it considers to be adequate reserves for its liabitity under the Rule, accordingly, the resolution of this matter should not have a material adverse effect on the financial position of the Company.

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

        The Registrant filed a Form 8-K Current Report, dated
        April 30, 1997, pertaining to the Registrant's acquisition of Vik Brothers Insurance, Inc.

        The Registrant filed a Form 8-KA Amendment No. 1 Current
        Report, dated April 30, 1997, pertaining to the Registrants acquisition of Vik Brothers Insurance, Inc.

        The Registrant filed a Form 8-KA Amendment No. 2 Current
        Report dated April 30, 1997, filing certain additional financial information related to Vik Brothers Insurance, Inc., which was acquired by the Registrant.

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

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)




Date:       August 14, 1997    By   /s/  Richard M. Haverland
                          --------------------
                          Richard M. Haverland
                          Chairman, President and Chief
                          Executive Officer
                          (Authorized Signatory)

Date:       August 14, 1997    By   /s/  Charles J. Bachand
                          ------------------
                          Charles J. Bachand
                          Vice President, Treasurer and
                          Principal Accounting Officer
                          (Authorized Signatory)

















        HIGHLANDS INSURANCE GROUP, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS PER SHARE

           (In millions, except for per share amounts)
                                       Three Months        Six Months
                                           Ended              Ended
                                         June 30,            June 30
                                     -----------------  ----------------
                                      1997      1996     1997      1996
                                     -------  -------   -------  -------
EARNINGS:

Primary:
Net income (loss), as reported      $(2,268)   (3,506)      689    (3,292)
After tax interest adjustment for
  excess stock warrant and option
  proceeds                              -         -          -        -
                                    -------   -------   -------   -------
  Net income (loss), as adjusted     (2,268)   (3,506)      689    (3,292)
                                    =======   =======   =======   =======
Fully diluted:
Net income (loss), as reported          -         -          -        -
After tax interest adjustment for
  excess stock warrant and option
  proceeds                              -         -          -        -
After tax interest expense
  applicable to Convertible
  Subordinated Debentures               -         -          -        -
                                    -------   -------   -------  -------

  Net income (loss), as adjusted        -         -          -        -
                                    =======   =======   =======  =======
                                                                               =        =        =
SHARES:
Primary:
Weighted average number of common
  shares outstanding, per
  consolidated financial statements  12,556    11,448    11,448   12,004
Additional dilutive effect of
  outstanding stock warrants and
  options (based on treasury stock
  method)                               -         -         -        -
                                    -------   -------   -------  -------

  Weighted average, as adjusted      12,556    11,448    12,004   11,448
                                    =======   =======   =======  =======
Fully diluted:
Weighted average number of common
  shares outstanding, per
  consolidated financial statements     -         -        -        -
Additional dilutive effect of:
  Outstanding stock warrants and
   options (based on treasury stock
   method)                              -         -        -        -
  Common shares from conversion of
   the convertible subordinated
   debentures                           -         -        -        -
                                    -------   -------  -------  -------

  Weighted average, as adjusted         -         -        -        -
                                    =======   =======  =======  =======

EARNINGS PER COMMON SHARE:
  Primary                            $ (.18)    (.31)      .06    (.29)
  Fully diluted                          -         -        -       -

Common stock warrants and stock options are antidilutive for all periods presented. Fully diluted earnings per share is not presented as the effects of the convertible subordinated debentures are antidilutive for all periods presented.