Form 10-Q
period 1997-09-30
HIGHLANDS INSURANCE GROUP INC
filed 1997-11-17
CIK 1002816

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ----------------------

                            FORM 10-Q


(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 X        OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the quarterly period ended September 30, 1997
                               or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the transition period from          to
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

The number of shares of the Registrant's Common Stock, par value
$.01 per share, outstanding at September 30, 1997 was 13,108,321

                 HIGHLANDS INSURANCE GROUP, INC.

                        TABLE OF CONTENTS
                        -----------------

                 Part I - Financial Information


Item 1.   Financial Statements:                        Page No.
                                                       --------

     Consolidated Balance Sheets
       September 30, 1997 (Unaudited) and
       December 31, 1996                                   3

     Consolidated Statements of Operations
       (Unaudited) - Three and Nine Months Ended
       September 30, 1997 and 1996                         5

     Consolidated Statements of Stockholders' Equity
       Nine Months Ended September 30, 1997
       (Unaudited) and Year Ended December 31, 1996        6

     Consolidated Statements of Cash Flows
       (Unaudited) - Nine Months Ended September 30,
       1997 and 1996                                       7

     Condensed Notes to Unaudited Consolidated
       Financial Statements                                9

Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations      16


                   Part II - Other Information

Item 1.Legal Proceedings                                  25

Item 6.Exhibits and Reports on Form 8-K                   26

Signatures                                                27











                 HIGHLANDS INSURANCE GROUP, INC.

                   CONSOLIDATED BALANCE SHEETS

                         (In Thousands)

                                            September 30,  December 31,
                  ASSETS                          1997        1996
                 --------                   ------------  ------------

                                             (Unaudited)
Investments:
  Fixed income securities:
   Available for sale, at fair value
     (amortized cost of $1,127,915 at
     9/30/97 and $320,909 at 12/31/96)        $1,157,360      324,905
  Held to maturity, at amortized cost
   (fair value of $0 at 9/30/97 and
   $367,446 at 12/31/96)                             -        355,492
 Equity securities, at fair value
   (cost of $21,478 at 9/30/97 and
   $26,293 at 12/31/96)                           22,842       26,967
 Other invested assets, at cost                    4,064        3,770
                                               ---------    ---------
          Total investments                    1,184,266      711,134

Cash and cash equivalents                         68,077       49,484

Premiums in course of collection                  92,569       24,048

Premiums due under retrospective                 123,268      121,276
  arrangements

Receivable from reinsurers                       682,558      556,900

Prepaid reinsurance premiums                      26,056        2,829

Funds on deposit with reinsurers                  17,595       14,456

Deferred taxes                                    36,577       37,126

Accrued investment income                         15,321       12,600

Deferred policy acquisition costs                 35,120        6,436

Other assets                                      63,463       29,742
                                               ---------    ---------

          Total assets                        $2,344,870    1,566,031
                                              ==========    =========



   See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED BALANCE SHEETS, Continued

                             (In Thousands)


                                           September 30,   December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY         1997            1996
  -------------------------------------     ------------   -----------
                                             (Unaudited)

Loss and loss adjustment expense reserves    $1,607,762      1,156,824

Unearned premiums                               188,005         31,474

Senior bank debt                                 65,000            -

Convertible subordinated debentures              56,034         55,452

Funds held                                       22,315         16,475

Accounts payable and accrued liabilities         88,583         42,331
                                              ---------      ---------
       Total liabilities                      2,027,699      1,302,556
                                              ---------      ---------


Stockholders' equity:
  Common stock, $.01 par value; 50,000,000
   shares authorized; 13,108,321 issued and
   outstanding in 1997, 11,448,208 issued
   and outstanding in 1996                         131            114
  Additional paid-in capital                   221,523        192,273
  Net unrealized gain on investments            20,032          3,036
  Retained earnings                             75,485         68,052
                                             ---------      ---------
       Total stockholders' equity              317,171        263,475
                                             ---------      ---------
       Total liabilities and
        stockholders' equity                $2,344,870      1,566,031
                                             =========      =========



  See Condensed Notes to Unaudited Consolidated Financial Statements.

                      HIGHLANDS INSURANCE GROUP, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                              (In Thousands)
                                   Three Months          Nine Months
                                Ended September 30,  Ended September 30,
                                -------------------  -------------------
                                  1997        1996      1997       1996
                                -------      -------   -------    -------


Revenues:
  Net premiums earned          $107,640      35,057     216,030    121,911
  Net investment income          22,325      12,502      53,610     37,877
  Net realized investment gains     763         255       1,867        921
                                -------     -------    --------    -------
            Total revenues      130,728      47,814     271,507    160,709
                                -------     -------    --------    -------

Expenses:
  Losses and loss adjustment
   expenses incurred             83,787      31,900     178,117    114,143
  Underwriting expenses          35,857      12,550      76,634     42,284
  Interest expense and debt
   amortization                   3,001       1,824       7,411      5,078
  Other expenses                    413          59         947      1,685
                                -------    --------    --------   --------
            Total expenses      123,058      46,333     263,109    163,190
                                -------    --------    --------   --------

Income (loss) before income tax   7,670       1,481       8,398     (2,481)
Income tax expense (benefit)        926         248         965       (422)
                                -------    --------    --------    --------

 Net income (loss)             $  6,744       1,233       7,433     (2,059)
                               ========    ========    ========    ========
Net income (loss) per common
  share and common stock
  equivalents
     Primary                   $    .42         .11         .52       (.18)
     Fully diluted             $    .40        -           -            -
                               ========    ========    ========   ========

Weighted average number of
  common stock equivalents:
   Primary                       16,235      11,448      15,494     11,448
                               ========    ========    ========   ========
   Fully diluted                 20,124      11,448      15,494     11,448
                               ========    ========    ========   ========


   See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (In Thousands)


                                             September 30,   December 31,
                                                  1997          1996
                                             ------------    -----------
                                              (Unaudited)

Common stock

Balance, beginning of year                   $    114           1,000
   Change in par value of common stock            -              (886)
   Issuance of Company common stock, par
    value                                          17              -
                                             --------        --------
 Balance, end of period                           131             114
                                             --------        --------

Additional paid-in capital:
 Balance, beginning of year                   192,273        184,168
   Change in par value of common stock           -               886
   Addition resulting from issuance of
    convertible subordinated debentures
    with detachable common stock warrants        -             7,439
   Contribution from former parent:
    Net current tax asset                        -             7,723
    Net deferred tax asset                       -            (7,943)
   Issuance of Company common stock, paid
    in capital                                 29,250            -
                                             --------       --------
 Balance, end of period                       221,523        192,273
                                             --------       --------

Net unrealized gain on investments:
                                                3,036          8,547
Balance, beginning of year
  Changes in net unrealized gain, net of
   the applicable federal income tax           16,996         (5,511)
                                             --------       --------
   Balance, end of period                      20,032          3,036
                                             --------       --------
Retained earnings:
 Balance, beginning of year                    68,052         73,395
  Net income (loss)                             7,433         (5,343)
                                             --------       --------
 Balance, end of period                        75,485         68,052
                                             --------       --------
Total stockholders' equity                   $317,171        263,475
                                             ========       ========



  See Condensed Notes to Unaudited Consolidated Financial Statements.


                     HIGHLANDS INSURANCE GROUP, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                             (In Thousands)
                                                  Nine Months Ended
                                                     September 30,
                                                  -----------------
                                                    1997      1996
                                                   -------   -------

Cash flows from operating activities:
  Net income (loss)                                $7,433     (2,059)
                                                  --------   --------
Adjustment to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                    283       (113)
     Change in deferred policy acquisition costs      816      3,492
     Gain on sale of investments                   (1,867)      (921)
     Decrease (increase) in premiums in course of
       collection                                  12,379     (4,239)
     Decrease in receivables from reinsurers       55,576     48,185
     Decrease in loss and loss adjustment expense
       reserves                                   (72,877)  (107,014)
     (Increase) decrease in funds on deposit with
       reinsurer                                   (3,139)       346
     Advances from former affiliates, net             -        9,427
     Decrease in deferred taxes                       243        -
     Decrease (increase) in premiums due under
       retrospective arrangements                  (1,992)    13,865
     Decrease in unearned premiums                (21,424)   (15,673)
     Increase in funds held                         5,840      9,153
     Change in other operating assets and
       liabilities                                   (843)    12,934
                                                 --------   --------
     Total adjustments                            (27,005)   (30,558)
                                                 --------   --------
     Net cash (used in) operating activities      (19,572)   (32,617)
                                                 --------   --------

Cash flows from investing activities:
 Proceeds from sales:
  Fixed income securities available for sale       50,757       -
  Equity securities                                 5,217      3,980
  Other invested assets                             1,559       -
 Maturities or calls:
  Fixed maturity securities available for sale    118,542     25,498
  Fixed maturity securities held to maturity        5,972     32,534
 Investment purchases:
  Fixed maturity securities available for sale   (168,422)   (64,564)
  Fixed maturity securities held to maturity         -       (19,140)
  Equity securities                                  -        (2,282)
 Net sales (purchase) of property and
  equipment                                        (5,299)      (909)
 Acquisition, net of cash acquired                  5,124       -
 Payment of acquisition expenses                   (3,722)      -
 Other proceeds                                        92       -
 Other proceeds from disposal of subsidiary,
   net                                               -            22
 Cash returned by former affiliates, net             -         3,860
                                                 --------   --------
     Net cash provided by (used in) investing
       activities                                   9,820    (21,001)
                                                 --------   --------
Cash flows from financing activities:
 Proceeds from senior bank debt                    65,000       -
 Repayment of ARI bank debt                       (35,638)      -
 Senior bank debt issuance expense                 (1,017)      -
 Proceeds from issuance of convertible
   subordinated debentures                           -        60,000
 Convertible subordinated debentures issuance
   expense                                           -        (5,705)
                                                 --------   --------

     Net cash provided by financing activities     28,345     54,295
                                                 --------   --------
Net increase in cash and cash equivalents          18,593        677

Cash and cash equivalents at beginning of period   49,484     85,176
                                                 --------   --------
Cash and cash equivalents at end of period        $68,077     85,853
                                                 ========   ========

Supplemental disclosure of cashflow
  information:

  Interest paid                                    $4,005      2,623
                                                 ========   ========

 Reclassification of fixed income securities
   from held to maturity to available for sale   $348,130       -
                                                 ========   ========



   See Condensed Notes to Unaudited Consolidated Financial Statements.


                 HIGHLANDS INSURANCE GROUP, INC.

 CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997






1.   Basis of Presentation
     ---------------------

The accompanying consolidated financial statements as of September 30, 1997 and for both the three and nine months periods ended September 30, 1997 and 1996 are unaudited and include the accounts of Highlands Insurance Group, Inc., (Highlands Group) and its subsidiaries (the Company). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1996 and Form 8-KA Report, Amendment No. 2 dated April, 30, 1997.

Highlands Group is an insurance holding company for Highlands Insurance Company and its subsidiaries (Highlands), American Reliance, Inc. and its subsidiaries (American Reliance) beginning April 30, 1997, and Highlands Holdings (U.K.) Limited and its subsidiary (Highlands UK) (a foreign reinsurance company located in the United Kingdom) and certain other immaterial companies (collectively, the Insurance Subsidiaries).

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Highlands Group was wholly owned by Halliburton Company (Halliburton) until January 23, 1996 when Halliburton distributed all of the outstanding shares of common stock of Highlands Group (the Distribution) to holders of record of common stock of Halliburton on January 4, 1996. Holders of record received one share of common stock of Highlands Group for every ten shares of common stock of Halliburton held on that date. Approximately
11.4 million common shares of Highlands Group were issued in conjunction with the Distribution.

2.   Acquisition
     -----------

On April 30, 1997, Highlands Group acquired Vik Brothers Insurance, Inc. and its subsidiaries (VBI). Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc. The acquisition was accounted for as a purchase and, accordingly, the financial results of American Reliance, Inc. and subsidiaries (American Reliance) are included in these consolidated financial statements effective April 30, 1997.

The acquisition was financed with a combination of common stock, bank debt, preferred stock and cash. In connection with the acquisition, Highlands Group paid approximately $55.4 million in cash (including $35.6 million to repay American Reliance's outstanding bank debt) and issued 1,656,700 shares of its common stock (representing approximately 12.6% of Highlands Group's then outstanding common stock) and 21,366 shares of newly issued series one preferred stock to the holders of the common stock warrants, preferred stockholders and creditors of American Reliance. The closing price of Highlands Group's common stock was $17.625 on April 30, 1997. The preferred stock is currently owned by a subsidiary of American Reliance and has a preference value of $1,000 per share. Simultaneously with the closing, Highlands Group contributed approximately $41.5 million to the capital of the insurance companies within the American Reliance organization.

On April 30, 1997, Highlands Group estimated the fair value of American Reliance's total assets and liabilities as $886.6 million and $884.3 million, respectively. Highlands Group's evaluation and appraisal of certain assets and liabilities is based on management's current best estimates. In connection with the sale of an American Reliance company, Northwestern National County Mutual Insurance Company (NNCM), and the cession of all the existing business of the NNCM (see Note 9), the initial purchase price allocation has been reallocated to appropriately reflect the fair value of the American Reliance net assets acquired. The purchase price reallocation resulted in an additional $11.3 million in fair value assigned to NNCM and its existing business with corresponding reductions to goodwill of $3.9 million and land and buildings, recorded in other assets, in the amount of $6.1 million and an increase in other liabilities for loss reserve contingencies in the amount of $1.3 million.

The assets and liabilities of American Reliance are reflected in the consolidated balance sheets at September 30,1997 on a fully consolidated basis at management's best estimate of their fair values, based on currently available information. Evaluation and appraisal of assets and liabilities is continuing and, therefore, allocation of the purchase price may be adjusted.

In connection with the acquisition, Highlands Group obtained a $65 million senior revolving credit facility from a consortium of banks led by the Chase Manhattan Bank (Credit Agreement). Highlands Group funded the cash portion of the acquisition by utilizing the credit facility and available working capital.

American Reliance is an insurance holding company for the following property and casualty insurance companies. State Capital Insurance Company (SCI); American Professionals Insurance Company (APIC); LMI Insurance Company (LMI); Northwestern National Casualty Company (NNCC); NN Insurance Company (NNIC); Statesman Insurance Company (SIC); Pacific National Insurance Company (PNIC); and Pacific Automobile Insurance Company (PAIC) (collectively, the American Reliance Companies).

3. American Reliance Acquisition - Pro forma Results of
   Operations
   ----------------------------------------------------

The following unaudited pro forma information presents the results of operations of the Company and American Reliance for the nine months ended September 30, 1997 and 1996, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

                                            Nine Months Ended
                                              September 30,
                                          --------------------
                                            1997         1996
                                           ------       ------

(In thousands, except per share data)

Revenues                                $ 386,584      439,741
Net income (loss)                       $   8,969       (8,875)
Net income (loss) per share             $     .61         (.68)

4.   Changes in Accounting Principles
     --------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) which specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the existing computational guidelines, revise the disclosure requirements and increase EPS comparability on an international basis.

SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Although earlier application is not permitted, all prior period information is required to be restated upon adoption. Management does not expect that the adoption of SFAS 128 will have a material impact on its earnings per share.

In June, 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the statement of operations. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the statement of operations and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Unrealized gain and losses is Highlands Group's significant item of other comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

In June, 1997, FASB issued Statement of Financial Accounting Standards Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements. SFAS 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management does not expect SFAS 131 to significantly change the Company's current financial reporting.

5.   Income Tax
     ----------

The Company provides for income taxes on its statements of income pursuant to Statement of Financial Accounting Standards 109,
"Accounting for Income Taxes" (SFAS 109).

6.   Net Income Per Share
     --------------------

Primary net income per share amounts are based upon the weighted average number of common stock shares and common stock equivalents (common stock warrants and options) outstanding during the period. Common stock equivalents are included in primary per share calculations when their effect is dilutive. Primary net income was increased by $.1 million and $.5 million for the three months and nine months ended September 30, 1997, respectively, due to the application of the modified treasury stock method used to calculate the effect of common stock equivalents.

Fully diluted net income per share for the quarter was determined on the assumption that the convertible subordinated debentures, stock options and warrants were converted on the first day of the quarter. As to the convertible subordinated debentures, net income was adjusted for interest expense. Fully diluted earnings per share is not presented for the nine months ended September 30, 1997 as the effects of the convertible subordinated debentures are antidilutive for that period.

The following table presents the components of primary and fully diluted per share amounts (in thousands):
                                   Three Months          Nine Months
                                Ended September 30,  Ended September 30,
                                -------------------  -------------------
                                  1997      1996         1997       1996
                                -------    -------      -------   -------
Weighted average number of
  outstanding:
   Common shares                 13,108     11,448       12,377    11,448
   Common share equivalents       3,127        -          3,117       -
                               --------   --------     --------   -------
                                 16,235     11,448       15,494    11,448
Primary shares
  As if conversion of
    convertible subordinated
    debentures                    3,889        -            -         -
                                --------  --------     --------   -------

     Fully diluted shares        20,124     11,448       15,494    11,448
                               ========   ========     ========   =======

7. Debt Outstanding
   ----------------

During the second quarter of 1997, the Company entered into a $65 million Credit Agreement, dated April 30, 1997. The Credit Agreement, which contains customary terms and restrictions, currently provides for an interest rate of LIBOR plus 75 to 150 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. The average interest rate for the three months ended September 30, 1997 was 6.71%.

8.  Warrant Price Adjustment
    ------------------------
The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are subject to adjustment for adverse loss reserve and uncollectible reinsurance development, commencing two years after issue and terminating after nine years. The Warrants were issued on January 23, 1996, as such the first such adjustment will be made as of January 23, 1998. However, a preliminary calculation of such adjustment has been made which indicates a reduction in the exercise price by $.93 and $1.80 per share for nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. This preliminary adjustment has been reflected in the calculation of fully diluted earnings per share.

9.   Disposal of Assets
     ------------------

On September 29, 1997, the Company entered into an agreement to sell its management contract, which establishes control over NNCM, to an independent purchaser.

NNCM is a Texas county mutual insurance company that writes non-standard personal automobile insurance business in Texas which is currently 100% reinsured by NNCC. Under the terms of the agreement, management and control of NNCM will be transferred to the purchaser.

In a separate transaction, all the existing inforce business of NNCM, including the outstanding unearned premium reserves and outstanding loss reserves, and the renewal rights and broker agreements were transferred to an independent purchaser. Highlands Group has provided a partial guarantee of the adequacy of the loss reserves.

Total proceeds to the Company from both transactions will approximate $13.5 million. Highlands Group's cost basis for the assets being sold does not exceed $2.5 million; however, these transactions resulted in a reallocation of purchase price of American Reliance (see Note 2).

10. Contingent Liabilities:
    -----------------------

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

Reserving for asbestos, environmental-related and certain other long-term exposure claims is subject to significant additional uncertainties that are not generally present for other types of claims. Developed case law and adequate claim history do not exist for such claims. The Company and the insurance industry dispute coverage for certain environmental, pollution and asbestos liabilities of their policyholders. These claims differ from almost all others in that it is not often clear that an insurable event has occurred and which, if any, multiple policy years and insurers will be liable. These uncertainties prevent identification of applicable policy and policy limits until after a claim is reported and substantial time is spent (many years in some cases) resolving contract issues and determining facts necessary to evaluate the claim. If the courts continue in the future to expand the intent of the policies and the scope of the coverage as they have in the past, additional liabilities could emerge for amounts in excess of the current reserves held.

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

As discussed in Note 2 of the Condensed Notes to Unaudited Consolidated Financial Statements, on April 30, 1997, Highlands Group completed the acquisition of American Reliance, Inc. (American Reliance). The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the results of American Reliance's operations only from date of acquisition.

For reporting purposes, the Company has three segments: (a) business managed by Highlands Insurance Company excluding its discontinued lines (Highlands), (b) business managed by American Reliance and (c) the Highlands discontinued business (Discontinued Lines). Discontinued Lines consist of (i) business originated by the Highlands' London reinsurance operations (Highlands (UK)), (ii) an umbrella/excess liability policy program and (iii) assumed casualty and property reinsurance contracts. Highlands has ceased to write these Discontinued Lines. Although Highlands has exited other lines of business, primarily its Florida and Texas personal lines and probate bonding business, the Company has included the financial results of those lines in the Highlands' underwriting results for consistency purposes. (Please refer to the Company's 1996 Annual Report Form 10-K for a more complete description of the Discontinued Lines.)

The results of the Company's consolidated operations for the periods indicated are set forth below:
                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                ------------------  -------------------
                                  1997      1996      1997       1996
                                -------   -------   -------    -------
                                         (Dollars in millions)

Consolidated Results:

Gross premiums written          $ 124.9     36.6      242.1     121.4
Net premiums written            $ 101.5     32.7      198.9     109.2
                                =======  =======    =======   =======

Net premiums earned:
  Highlands                     $  36.2     33.5       94.1     114.4
  American Reliance                71.7      -        121.6       -
  Discontinued Lines                (.3)     1.6         .3       7.5
                                -------  -------    -------   -------
                                $ 107.6     35.1      216.0     121.9
                                =======  =======    =======   =======

Underwriting loss:
  Highlands                     $  (1.5)    (5.5)     (23.0)    (28.6)
  American Reliance                (7.3)     -         (9.5)      -
  Discontinued Lines               (3.2)    (3.9)      (6.2)     (5.9)
                                 -------  -------   -------   -------
                                $ (12.0)    (9.4)     (38.7)    (34.5)
                                 ======= =======    =======   =======

Net investment income           $  22.3     12.5       53.6      37.9
                                =======  =======    =======   =======

Net realized investment gains   $    .7       .2        1.8        .9
                                =======  =======    =======   =======

Interest expense and debt
  amortization                  $   3.0      1.8        7.4       5.1
                                =======  =======    =======   =======

Other expense                   $   1.3       .3        1.9       1.3
                                =======  =======    =======   =======

Net income (loss)               $   6.7      1.2        7.4      (2.1)
                                =======  =======    =======   =======

Ratios:
  Loss                             77.8%    91.0%     82.4%      93.6%
  Expense                          33.3%    35.8%     35.5%      34.7%
                               --------  --------   -------   -------
   Combined                       111.1%   126.8%    117.9%     128.3%
                               ========  ========   =======   =======

Net premiums earned amounted to $107.6 million and $216.0 million for the third quarter and nine months ended September 30, 1997, respectively, an increase of $72.5 million and $94.1 million, compared with the same 1996 periods. The increases primarily result from the additional earned premium from American Reliance.

Underwriting losses of $12.0 million and $38.7 million in the third quarter and nine months ended September 30, 1997 increased $2.6 million and $4.2 million compared to the same 1996 periods. The increase in underwriting losses for both the three months and the first nine months of 1997 include the American Reliance underwriting losses and reductions in Highlands' underwriting losses from 1996. Highlands' underwriting loss for the nine months ended September 30, 1997 includes $6.1 million of loss reserve increases related to California construction defect claims, $3.5 million of accrued expenses related to the Texas Workers' Compensation Facility's (Facility) final industry assessment and industry litigation involving surpluses from the Facility. Highlands' underwriting losses for the nine months ended September 30, 1996 included write-offs of $6.9 million of accrued premiums and accruals for litigation proceedings against the Company.

Net investment income for the three months and nine months ended September 30, 1997 and 1996 amounted to $22.3 million and $12.5 million and $53.6 million and $37.9 million, respectively. Net investment income for the third quarter and year to date 1997 increased $9.8 million and $15.7 million, respectively, from 1996 primarily due to the acquisition of American Reliance. Net realized investment gains have not been a significant portion of revenue for the Company.

Interest expense and debt amortization for the three months and nine months ended September 30, 1997 compared with the same period for 1996 increased $1.2 million and $2.3 million, respectively, as a result of the $65 million Credit Agreement. The Credit Agreement was used to finance the acquisition of American Reliance.

Highlands
---------
                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                 ------------------  ------------------
                                   1997      1996      1997      1996
                                  ------    ------    ------    ------
                                         (Dollars in millions)
   Gross premiums written        $ 39.8      35.1      97.9      114.6
   Net premiums written          $ 36.7      31.6      89.8      104.0
                                =======   =======   =======    =======

   Net premiums earned           $ 36.2      33.5      94.1      114.4
   Losses and loss adjustment
     expenses incurred            (28.8)    (27.0)    (86.2)    (103.8)
   Underwriting expenses           (8.9)    (12.0)    (30.9)     (39.2)
                                -------   -------   -------    -------

     Underwriting loss           $ (1.5)     (5.5)    (23.0)     (28.6)
                                =======   =======   =======    =======
   Ratios:
     Loss                          79.6%     80.6%     91.6%      90.7%
     Expense                       24.6%     35.8%     32.8%      34.3%
                                -------    -------  -------    -------
       Combined                   104.2%    116.4%    124.4%     125.0%
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

Period to Period Comparisons of Highlands Underwriting Results

Gross Premiums Written. Gross premiums written for the three months ended September 30, 1997 and 1996 amounted to $39.8 million and $35.1 million, respectively. The increase of $4.7 million or 13% is primarily attributable to increases to retrospectively rated policies in the Insurance Services division and production increases in the Marine division. Gross premiums written for the nine months ended September 30, 1997 decreased $16.7 million or 15% as compared to the same period in 1996. The gross premiums written for the nine months ended September 30, 1997 and 1996 amounted to $97.9 million and $114.6 million, respectively. The decrease is attributable to several factors. The Company began its underwriting initiatives in March 1996 and continues to focus on stricter underwriting standards and price increases both of which have contributed to declines in gross premiums written in the Special Accounts and Commercial Insurance Divisions. Also contributing to declines in gross premiums written is the continued highly competitive pricing environment as insurers compete to retain business. The Company remains more selective in its initial underwriting as well as renewal activity.

Gross premiums written for the nine months ended September 30, 1996 were reduced by $6.9 million as a result of adjustments to accrued premium.

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

Net Premiums Written. Net premiums written for the three months and nine months ended September 30, 1997 and 1996 amounted to $36.7 million and $31.6 million and $89.8 million and $104.0 million, respectively. The increase of $5.1 million or 16% and the decrease of $14.2 million or 14% for the three months and the nine months ended September 30, respectively, is primarily related to the same issues affecting gross premiums written.

Net premiums written for the nine months ended September 30, 1996 were increased by an adjustment to ceded premiums written of $3.2 million related to prior years reinsurance treaties.

Net Premiums Earned. Net premiums earned for the three months and nine months ended September 30, 1997 and 1996 amounted to $36.2 million and $33.5 million and $94.1 million and $114.4 million, respectively. The increase of $2.7 million or 8% and the decrease of $20.3 million or 18% for the three months and nine months ended September 30, respectively, are related to the same issues affecting gross and net premiums written.

Losses and Loss Adjustment Expenses Incurred. Losses and loss adjustment expenses incurred for the three months and nine months ended September 30, 1997 and 1996 amounted to $28.8 million and $27.0 million and $86.2 million and $103.8 million, respectively. The increase for the three months ended September 30, 1997 is related to higher incurred losses subject to retrospectively rated policies. The increase is partially offset by the overall declining premium volume and improvements in the Commercial Insurance division. The decrease for the nine months ended September 30, 1997 of 17% compared to the same period of 1996 is related to the declining premium volume and a reduction in adverse loss development related to prior years loss reserves.

Underwriting Expenses. Underwriting expenses for the three months and nine months ended September 30, 1997 and 1996 amounted to $8.9 million and $12.0 million and $30.9 million and $39.2 million, respectively. The decline for the three months ended September 30, 1997 compared to the same 1996 period is primarily due to declining premium related expenses and reduced operating costs. The nine months ended September 30, 1997 expenses include accrued expenses of $3.5 million related to the Facility's final industry assessments and industry litigation involving surpluses from the Facility that were previously received by the Company.

The nine months ended September 30, 1996 underwriting expenses were increased by charges of $1.1 million for underaccrued premium taxes and $1.3 million for restructuring charges and $1 million for litigation proceedings against the Company.

American Reliance
-----------------
                                 Three Months Ended   Five Months Ended
                                   September 30,        September 30,
                                -------------------  -------------------
                                   1997       1996       1997      1996
                                 -------    -------   -------    -------
                                          (Dollars in millions)


Gross premiums written          $  85.1        -         142.9       -
Net premiums written            $  65.3        -         109.1       -
                                =======     =======    =======   =======

Net premiums earned             $  71.7        -         121.6       -
Losses and loss adjustment
  expenses incurred               (51.9)       -         (86.4)      -
Underwriting expenses             (27.1)       -         (44.7)      -
                                -------     -------    -------   -------
   Underwriting loss            $  (7.3)       -          (9.5)      -
                                =======     =======    =======   =======


Ratios:
  Loss                             72.4%       -          71.0%      -
  Expense                          37.8%       -          36.8%      -
                               --------    --------    -------   -------
  Combined                        110.2%       -         107.8%      -
                               ========    ========   =======    =======

American Reliance was acquired on April 30, 1997 and accounted as a purchase and, accordingly, the above results are for the three months and five months ended September 30, 1997 and are included in the consolidated results of the Company.

Underwriting Results of American Reliance

Gross Premiums Written. Gross premiums written for the three months and five months ended September 30, 1997 amounted to $85.1 million and $142.9 million, respectively. Although, prior period gross premiums written are not presented, gross premiums written have declined approximately 15% due to stricter underwriting standards, increased price competition in the Northeast region of the United States and the temporary decline for certain of the American Reliance Company's A.M. Best ratings. These factors are expected to cause gross premiums written to decline in the fourth quarter of 1997 compared to the three months ended September 30, 1997. In addition, the cession of the unearned premium reserves of Northwestern National County Mutual's (NNCM) book of business decreased gross premiums written in the third quarter of 1997 by $6.5 million.

Net Premiums Written. Net premiums written for the three months and five months ended September 30, 1997 amounted to $65.3 million and $109.1 million, respectively. Net premiums written have been impacted by the same issues affecting gross premiums written. The cession of the NNCM book of business reduced net premiums written by $5.0 million in the third quarter of 1997.

Net Premiums Earned. Net premiums earned for the three months and five months ended September 30, 1997 amounted to $71.7 million and $121.6 million, respectively. Reductions in net premiums earned are related to the same factors affecting gross and net premiums except for the cession of the NNCM book of business which had no effect on net premiums earned.

Losses and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred for the three months and five months ended September 30, 1997 amounted to $51.9 million and $86.4 million, respectively. Losses and loss adjustment expenses incurred for the quarter were increased by $2.2 million of adverse development on prior years reserves.

Underwriting Expenses. Underwriting expenses for the three months and five months ended September 30, 1997 amounted to $27.1 million and $44.7 million, respectively.

Discontinued Lines
------------------
                                Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                                -----------------    ----------------
                                  1997      1996     1997      1996
                                 ------    ------   ------    ------
                                        (Dollars in millions)

   Gross premiums written       $   .0       1.5      1.3       6.8
   Net premiums written         $ (0.5)      1.1       .0       5.2
                               =======   =======  =======   =======

   Net premiums earned          $ (0.3)      1.6       .3       7.5
   Losses and loss adjustment
     expenses incurred            (3.1)     (4.9)    (5.5)    (10.3)
   Underwriting expenses            .2      (0.6)    (1.0)     (3.1)
                               -------   -------   -------  -------


   Underwriting loss            $ (3.2)     (3.9)    (6.2)     (5.9)
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

Period to Period Comparisons of Underwriting Results of
Discontinued Lines

Net Premiums Earned. Net premiums earned were $(0.3) million and $1.6 million and $0.3 million and $7.5 million for the three months and nine months ended September 30, 1997 and 1996, respectively. The decline is due to the cancellation of all remaining voluntary assumed reinsurance contracts in 1996. Due to the nature of the Company's reinsurance contracts, small premium adjustments can continue long after cancellation of such agreements.

Losses and Loss Adjustment Expenses Incurred. Loss and loss adjustment expense for the three months and nine months ended September 30, 1997 compared to 1996 decreased by $1.8 million and $4.8 million, respectively. Although the losses and loss adjustment expenses decreased for the third quarter 1997, the Company experienced adverse development on prior year loss reserves and increased the provision for uncollectible reinsurance.

Liquidity and Capital Resources

Highlands Group is a holding company, the principal assets of which at September 30, 1997 are all of the capital stock of Highlands and American Reliance. The Company's property and casualty insurance business is conducted by its indirect wholly owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

  Holding Company

On April 30, 1997, Highlands Group acquired Vik Brothers Insurance, Inc. (VBI) and its subsidiaries. Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc. (American Reliance). American Reliance is a holding company and has no direct operations. American Reliance's principal assets are the capital stock of its insurance subsidiaries.

The acquisition was financed with a combination of common stock, bank debt, preferred stock and cash. In connection with the acquisition, Highlands Group paid approximately $55.4 million in cash (including $35.6 million to repay American Reliance's outstanding bank debt) and issued 1,656,700 shares of its common stock (representing approximately 12.6% of HIC's then outstanding common stock) and 21,366 shares of newly issued series one preferred stock to the holders of the common stock warrants, preferred stockholders and creditors of American Reliance. The closing price of Highlands Group's common stock was $17.625 on April 30, 1997. The preferred stock is currently owned by a subsidiary of American Reliance and has a preference value of $1,000 per share. Simultaneously with the closing, Highlands Group contributed approximately $41.5 million to the capital of the insurance subsidiaries of American Reliance.

In connection with the acquisition, Highlands Group obtained a $65 million senior revolving credit facility from a consortium of banks led by the Chase Manhattan Bank (Credit Agreement). Highlands Group funded the cash portion of the acquisition by utilizing the credit facility and available working capital.

As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Debentures and the Credit Agreement are approximately $10.7 million. Highlands Group does not currently intend to pay dividends on its Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations.

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

Management believes that Highlands Group's liquid assets and access to the capital markets enable it to meet its liquidity needs.

  Insurance Subsidiaries

Insurance Operations. The principal sources of funds for the Insurance Subsidiaries are premiums and amounts earned from the investment of such premiums. The principal uses of funds by these subsidiaries are the payment of losses and related expenses, underwriting expenses, other operating expenses and dividends and tax sharing payments to Highlands Group.

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

Statutory Surplus. Maintenance of appropriate levels of statutory surplus of the Company's United States domiciled Insurance Subsidiaries is a primary objective of the Company and is also important to regulatory authorities and insurance rating agencies. In addition, increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have caused greater emphasis to be placed by current and potential customers upon the ratings assigned to property and casualty insurance companies. Highlands has been assigned as "A-" (Excellent) rating by A.M. Best. The principal insurance subsidiaries of American Reliance have been assigned an A.M. Best rating of "B+" (Very Good). One other insurance subsidiary has been rated "B" (Fair) and LMI Insurance Company
(LMI), which has ceased current operations, has been rated "D"
(Poor).

For discussion of the regulatory monitoring process, see descriptions that appear in the Company's Form 10-K for the year ended December 31, 1996, Form 10-Q for the quarterly period ended
March 31, 1997 and Form 10-Q for the quarterly period ended June
30, 1997, which descriptions are incorporated by reference herein.

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

Safe Harbor Statement. Certain sections of this Form 10-Q contain statements which represent the Company's expectations or beliefs concerning future events and are "forward looking statements" within the meaning of Section 21E of the Exchange Act. The Company cautions that there are a variety of factors which may cause actual results to differ materially from those in the forward looking statements, including without limitation, changes in the regulatory environment, the outcome of various litigation matters, market acceptance of new products, and the effect of general economic conditions.

Part II Other Information
        -----------------

Item 1. Legal Proceedings
        -----------------

For information concerning actions involving the Company, see descriptions that appear in the Company's Form 10-K for the year ended December 31, 1996, Form 10-Q for the quarterly period ended March 31, 1997 and Form 10-Q for the quarterly period ended June 30, 1997, which descriptions are incorporated by reference herein.

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

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


Date:        November 13, 1997 By   /s/  Richard M. Haverland
                           --------------------
                           Richard M. Haverland
                           Chairman, President and Chief
                           Executive Officer
                           (Authorized Signatory)Date:


             November 13, 1997 By   /s/  Charles J. Bachand
                           ------------------
                           Charles J. Bachand
                           Vice President, Treasurer and
                           Principal Accounting Officer
                           (Authorized Signatory)

















        HIGHLANDS INSURANCE GROUP, INC. AND SUBSIDIARIES
                COMPUTATION OF EARNINGS PER SHARE

          (In thousands, except for per share amounts)

                                       Three Months        Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                     -----------------  ----------------
                                      1997      1996      1997      1996
                                     -------   -------   -------  -------

EARNINGS:

Primary:

Net income (loss), as reported       $ 6,744    1,233    7,433    (2,059)
After tax interest adjustment for
  excess stock warrant and option
  proceeds                               143      -        545       -
                                     -------  -------  -------   -------
  Net income (loss), as adjusted     $ 6,887    1,233    7,978    (2,059)
                                     =======  =======  =======   =======

Fully diluted:
Net income, as reported              $ 6,744      -        -         -
After tax interest adjustment for
excess stock warrant and option
  proceeds                                96      -        -         -
After tax debt and amortization
  expense applicable to convertible
  subordinated debentures              1,193      -        -         -
                                     -------  -------  -------   -------

  Net income, as adjusted            $ 8,033      -        -         -
                                     =======  =======  =======  ========       =
SHARES:
Primary:
Weighted average number of common
  shares outstanding, per
  consolidated financial statements   13,108   11,448   12,377    11,448
Additional dilutive effect of
  outstanding stock warrants and
  options (based on modified
  treasury stock method)               3,127      -      3,117       -
                                     -------  -------  -------   -------

  Weighted average, as adjusted       16,235   11,448   15,494    11,448
                                     =======  =======  =======   =======

Fully diluted:
Weighted average number of common
  shares outstanding, per
  consolidated financial statements   13,108      -        -        -
Additional dilutive effect of:
  Outstanding stock warrants and
   options (based on modified
   treasury stock method)              3,127      -        -        -
  Common shares from conversion of
   the convertible subordinated
   debentures                          3,889      -        -        -
                                     -------  -------  -------  -------

  Weighted average, as adjusted       20,124      -        -        -
                                     =======  =======  =======  =======
EARNINGS PER COMMON SHARE:
  Primary                            $   .42      .11      .52     (.18)
  Fully diluted                      $   .40      -        -        -
                                     =======  =======  =======  =======