Form 10-K405
period 1997-12-31
HIGHLANDS INSURANCE GROUP INC
filed 1998-03-30
CIK 1002816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Fiscal Year Ended December 31, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                               ----------------

                        HIGHLANDS INSURANCE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    1-14028
                           (COMMISSION FILE NUMBER)

              DELAWARE                                 75-2370945
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


          1000 LENOX DRIVE                                 08648
      LAWRENCEVILLE, NEW JERSEY                        (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                (609) 896-1921
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON   WHICH
     Common Stock. $.01 Par Value                   REGISTERED
                                               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 13, 1998, was $319,811,226 (based on $24.31 per share). At March 13, 1998, the Registrant had outstanding 13,194,884 shares of its Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement to be filed with the Securities and Exchange commission within 120 days of December 31, 1997 is incorporated by reference in Part III of this 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                      PAGE
 ----                                                                      ----
                                     PART I

  1.  Business...........................................................    1
  2.  Properties.........................................................   17
  3.  Legal Proceedings..................................................   17
  4.  Submission of Matters to a Vote of Security Holders................   17

                                    PART II

  5.  Market for Company's Common Stock and Related Stockholder Matters..   17
  6.  Selected Financial Data............................................   18
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   19
  8.  Financial Statements and Supplemental Data.........................   28
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   29

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   29
 11.  Executive Compensation.............................................   29
 12.  Security Ownership of Certain Beneficial Owners and Management.....   29
 13.  Certain Relationships and Related Transactions.....................   29

                                    PART IV

 14.  Financial Statements, Exhibits and Reports on Form 8-K.............   30

                                    PART I

ITEM 1: BUSINESS.

GENERAL

  Highlands Insurance Group, Inc. (the "Highlands Group") is an insurance holding company that, through its subsidiaries (collectively, the "Company"), is engaged in the property and casualty insurance business. Until January 23, 1996, the Highlands Group was a wholly-owned subsidiary of Halliburton Company ("Halliburton"). On that date, the shares of the Highlands Group's common stock (the "Common Stock") were distributed to holders of common stock of Halliburton in the form of a dividend (the "Distribution").

  On April 30, 1997, the Highlands Group acquired Vik Brothers Insurance, Inc. and its subsidiaries ("VBI"). Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc. The acquisition was accounted for as a purchase and, accordingly, the financial results of American Reliance, Inc. and subsidiaries ("American Reliance") are included in the consolidated financial statements effective April 30, 1997.

  The Company's principal product lines, shown as a percentage of gross premiums written for 1997, are as follows:

      Commercial multiple-peril..........................................  23.1%
      Workers' compensation..............................................  20.1
      General liability..................................................  15.8
      Commercial automobile..............................................  11.6
      Homeowners multiple peril and fire.................................   8.5
      Marine.............................................................   8.1
      Personal automobile................................................   5.6
      Other..............................................................   7.2
                                                                          -----
                                                                          100.0%
                                                                          =====

  The Company is licensed to write property and casualty insurance in all 50 states and is organized into two divisions--the Highlands Division and the American Reliance Division. The Highlands Division writes property and casualty insurance primarily for medium-sized to large commercial accounts headquartered in Texas and Louisiana. The Highlands Division had gross premiums written of $131.2 million in 1997. Its customers consist of entities engaged in heavy industries, including oil and gas services, exploration and production, construction, engineering, manufacturing and certain other smaller but complex commercial accounts. Its largest customer is Halliburton, the Highlands Group's former parent, which represented 13.1% of the Company's gross premiums written in 1997. The Highlands Division also writes ocean marine insurance, mainly on the West Coast of the United States, including Hawaii and Alaska, and along the Gulf of Mexico, and inland marine insurance.

  Between 1976 and 1996, the Highlands Division discontinued three of its product lines (the "Discontinued Lines"): business originated by its London operations; an umbrella/excess liability policy program; and assumed casualty and property reinsurance contracts. The Discontinued Lines represented an immaterial amount of the Company's gross premiums written in 1996 and 1997.

  The American Reliance Division writes primarily property and casualty insurance for small to medium-sized commercial customers and certain personal lines. It had gross premiums written of $214.8 million in 1997 following the acquisition on April 30, 1997. Its commercial policyholders consist mainly of retailers, wholesalers, service businesses and customers in the habitational sector. American Reliance's personal lines focus on homeowners multiple peril and fire coverages and automobile insurance. Although the American Reliance Division writes insurance in 35 jurisdictions in the United States, the majority of its business is written on the East Coast and in California.

  The Company's principal subsidiary, Highlands Insurance Company ("HIC"), is rated "A-" (Excellent) by A.M. Best, and its two other principal subsidiaries, Northwestern National Casualty Company ("NNCC") and Pacific National Insurance Company ("PNIC") are rated "B+" (Very Good) by A.M. Best.

ACQUISITION OF AMERICAN RELIANCE

  The Highlands Group's acquisition of American Reliance, which was completed on April 30, 1997, was financed with a combination of common stock, bank debt, preferred stock and cash. The Highlands Group paid approximately $55.4 million in cash (including $35.6 million to repay American Reliance's outstanding bank debt) and issued 1,656,700 shares of its common stock (representing approximately 12.6% of the Highlands Group's then outstanding common stock) and 21,366 shares of newly issued series one preferred stock to the holders of the common stock warrants, preferred stockholders and creditors of American Reliance. The closing price of the Highlands Group's common stock was $17.625 on April 30, 1997. The preferred stock is currently owned by a subsidiary of American Reliance and has a preference value of $1,000 per share. Simultaneously with the closing, the Highlands Group contributed approximately $41.5 million to the capital of the insurance companies within the American Reliance organization.

  In connection with the acquisition, Highlands Group obtained a $65 million senior revolving credit facility from a consortium of banks led by The Chase Manhattan Bank ("Credit Agreement"). Highlands Group funded the cash portion of the transaction by utilizing the credit facility and available working capital.

PRODUCTS

  The Company writes commercial and personal property and casualty coverage. The commercial lines include primarily commercial multiple peril, workers' compensation, general liability and commercial automobile insurance. Frequently, commercial policies are sold on an account basis, including a combination of these policy coverages. Policies written for large commercial accounts are generally underwritten on a high deductible or retrospectively rated basis, with significant risk retention by the insured. Policies written for small to medium-sized accounts are generally on a fixed premium basis where the insured has little or no retained risk. The personal lines consist of homeowners multiple peril and dwelling fire and personal automobile insurance. Additionally, the Company writes ocean and inland marine insurance which is generally unrelated to the commercial or personal lines property and casualty products.

  The following table sets forth the Company's gross premiums written by product line for the periods indicated. Information for the American Reliance Division is included only for the period after April 30, 1997, the date of acquisition.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997  1996  1995
                                                              ------ ----- -----
                                                                (IN MILLIONS)
      Commercial multiple peril.............................. $ 80.0  16.4  25.4
      Workers' compensation..................................   69.6  60.5  76.1
      General liability......................................   54.8  21.7  46.9
      Commercial automobile..................................   40.1  23.3  28.8
      Homeowners multiple peril and fire.....................   29.5   0.9   2.1
      Marine.................................................   28.2  20.1  20.8
      Personal automobile....................................   19.5   0.6   1.4
      Other..................................................   22.6  11.8  26.3
      Discontinued lines.....................................    1.7   3.2   6.6
                                                              ------ ----- -----
        Total................................................ $346.0 158.5 234.4
                                                              ====== ===== =====

  The following is a description of the types of insurance products sold by the Company.

  Commercial Multiple Peril. Commercial multiple peril policies insure businesses and commercial dwellings against property and third party liability exposures.

  Workers' Compensation. Workers' compensation coverage insures employers against medical and indemnity claims resulting from injuries related to work.

  General Liability. General liability coverage insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

  Commercial Automobile. Commercial automobile coverage insures businesses against losses incurred from personal bodily injury, bodily injury to third parties and property damage to an insured's vehicle, other vehicles and other property. This product line is primarily offered in connection with the Company's other primary insurance products.

  Homeowners Multiple Peril and Fire. Homeowners multiple peril coverage insures individuals for losses to their residences and personal property and against third party liability exposures.

  Marine. Ocean marine coverage insures business against losses related to waterborne vessels and their cargo. Inland marine coverage primarily insures movable property such as contractor's equipment and motor truck cargo and builder's risk, which insures buildings under construction.

  Personal Automobile. Personal automobile insurance insures individuals against losses incurred from personal bodily injury, bodily injury to third parties and property damage to the insured's vehicle, other vehicles and other property.

  Other. In addition to its primary product lines above, the Company also underwrites surety bonds and property coverage.

TYPES OF POLICIES

  Approximately 82.7% of the Company's gross premiums written in 1997 related to policies written on a traditional fixed premium basis whereby the customer receives stated levels of coverage in return for a fixed premium over the policy term. The balance of the Company's insurance premiums are written on policies subject to retrospective rating or individually negotiated, high deductible fixed premium policies.

  Premiums for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the actual loss experience of the insured during the policy period. Loss experience rated policies reduce but do not eliminate risk to the insurer. The Company estimates ultimate losses for the retrospectively rated policies and then adjusts written and earned premiums and premiums due from policyholders under retrospectively rated policies for changes in the estimated ultimate losses from the prior valuation.

  High deductible policies are similar to retrospectively rated policies in terms of the level of risk retention by the insured. Under a high deductible policy, the insured deposits an estimated deductible amount with the insurer, which amount is generally adjusted quarterly to reflect loss payments under the deductible. Amounts within the deductible limit are not recorded as premiums or losses. Consequently, premiums on a high deductible policy generally are significantly lower than on a retrospectively rated policy. In addition, cash receipts to the Company on high deductible policies are generally lower than for retrospectively rated policies and, thus, the opportunity for investment income is reduced.

GEOGRAPHIC DISTRIBUTION

  The following table sets forth the geographic distribution of the Company's gross premiums written for the periods indicated. Information for the American Reliance Division is included for the period after April 30, 1997, the date of acquisition.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997  1996  1995
                                                              ------ ----- -----
                                                                (IN MILLIONS)
      Texas.................................................. $ 79.4  95.4 121.4
      New Jersey.............................................   44.6   0.3   0.2
      California.............................................   33.4   7.9   9.0
      Pennsylvania...........................................   27.2   1.1   1.4
      North Carolina.........................................   13.0   0.4   0.2
      Louisiana..............................................   10.4  16.4  32.7
      New York...............................................   10.2   0.2   0.2
      Iowa...................................................   10.0    --    --
      Other..................................................  117.8  36.8  69.3
                                                              ------ ----- -----
                                                              $346.0 158.5 234.4
                                                              ====== ===== =====

MARKETING

  Highlands Division. The Highlands Division markets its insurance products principally through approximately 270 independent insurance agents and brokers mainly in Texas and Louisiana. In addition, the Highlands Division provides insurance services for Halliburton, the Division's largest customer, representing 34.6% of the Division gross premiums written in 1997 (13.1% of the Company's gross premiums written). No other customer of the Division represented more than 10% of its gross premiums written in 1997. Almost all of the Division's gross premiums written (other than the marine business) in 1997 were for customers headquartered in Texas and Louisiana. The Division's ten largest agents and brokers wrote 11.4% of the Division's gross premiums written (4.3% of the Company's gross premiums written) in 1997, excluding insurance service business for Halliburton.

  The Division markets its insurance products from its office in Houston, Texas. Its customers for commercial insurance products generally are small to medium-sized industrial businesses. These customers consist mainly of special trade contractors, wholesale durable goods producers, producers of retail building materials, machine shops and tool manufacturers. The Division also sells insurance products to a limited number of relatively large industrial clients engaged in oil and gas services, exploration and production, construction, engineering, manufacturing and timber and wood products where insurance needs require specialized service capabilities and flexible coverages. The Division markets its ocean marine products along the Gulf of Mexico and the West Coast of the United States, including Hawaii and Alaska. Its customers consist of commercial fishing, tug and barge, and oil field support vessels, as well as maritime employers which purchase maritime employer's liability insurance. Inland marine insurance is currently being marketed in Texas and Louisiana with plans to expand into several additional states scheduled for 1998.

  The insurance services for Halliburton are comprised mostly of workers' compensation and general liability insurance written on a high deductible and retrospectively rated basis. The Division considers this coverage as substantially service-based business. In connection with the Distribution, the Division and Halliburton negotiated a four year contract, ending December 31, 1999, covering the retention and pricing of the insurance services business.

  Because the Division's business (other than with Halliburton) is marketed through independent insurance agents and brokers, it considers its relationship with these agents and brokers to be critical to its success. Accordingly, the Division seeks to establish long-term relationships with well-established agencies and brokers with a proven track record. In selecting agencies and brokers for appointment, the Division considers the following criteria: a record of profitability and financial stability; an experienced and professional staff; and the existence of a marketing plan for future growth and a plan for succession in management. Agents are retained under agency agreements which provide for the payment of commissions based on a percentage of premiums written. Some agents that market commercial insurance are also eligible to earn contingent commissions based on achieving specified levels of premium volume with profitable underwriting experience. The Division continually monitors the performance of its agents and brokers and terminates relationships in the case of substandard performance.

  In 1998, the Company plans to introduce a stock purchase plan for its independent agents to permit them to purchase the Company's Common Stock on favorable terms in order to encourage them to become stockholders in the Company and thereby increase their identity of interest with the Company.

  American Reliance Division. The American Reliance Division sells its insurance products in various regional markets through a network of approximately 3,000 independent agents in 34 states and the District of Columbia. The Division's ten largest agents wrote 9.3% of the Division's gross premiums written in 1997 (5.6% of the Company's gross premiums written).

  The Division operates from its home office in Lawrenceville, New Jersey, where two regional offices reside, and six other regional offices in Raleigh, North Carolina; Columbus, Ohio; Brookfield, Wisconsin; Des Moines, Iowa; Denver, Colorado; and Woodland Hills, California. Its customers for commercial insurance consist mainly of retailers, wholesalers, service businesses, funeral homes, office buildings, religious institutions, franchise and family style restaurants, contractors, municipalities, golf courses, automobile dealers and customers in the habitational sector (such as apartments, condominiums, motels and hotels). Premiums on commercial policies range from $2,500 to $100,000 with the average premium being $4,100. Personal lines focus on homeowners multiple peril and fire coverages and, to a lesser extent, personal automobile coverage. Although the Division writes insurance in 35 jurisdictions, the majority of its business is written on the East Coast and in California.

  The Division's insurance products are marketed exclusively through independent insurance agents. The Division utilizes several criteria in choosing agencies to represent it, including the agency's history of profitability, its products and marketing background, its marketing strategy and the size of the agency. The Division's agents are primarily medium-sized firms, generally with annual premium volume estimated at between $2 million and $25 million. Agents are retained under agency agreements which provide for the payment to them of commissions based on a percentage of the premiums written and contingent commissions based on achieving specified levels of premium volume with profitable underwriting experience. The Division reviews its agency relationships on a regular basis and terminates agents whose business has generated unfavorable underwriting results, which fail to make timely payment of amounts owed to the Company or which are not achieving acceptable premium volume levels.

  The success of the Division depends in large part on maintaining a strong agency network. To increase its responsiveness to agents' needs, the Division has instituted agency councils on a regional basis to deal with issues that are important to agents. The Division has also established business unit teams in its regions which consolidate underwriting, field marketing and agency services into single units. Specific marketing programs have been established to provide agents with marketing support, including an agency newsletter to communicate product marketing information. As described above, the Company is also introducing a stock purchase plan for agents to encourage them to become stockholders of the Company.

UNDERWRITING

  Highlands Division. The underwriting process of risk selection and pricing is performed independently within each business unit in the Highlands Division. Each business unit is responsible for its own underwriting guidelines, work process and procedures and the performance of underwriting audits.

  American Reliance Division. Within the American Reliance Division, the underwriting of specific risks is performed at each of the regional offices. Underwriting guidelines and work process and procedures are developed jointly by corporate underwriting, located in Lawrenceville, New Jersey, and the regional offices. Underwriting audits are performed by the corporate underwriting staff.

CLAIMS

  Highlands Division. Claims for the Highlands Division are primarily processed in its home office in Houston, Texas, except for Louisiana claims which are generally processed in the New Orleans service office. In addition, the Division maintains on-site adjusters for a few of its largest accounts, including Halliburton.

  American Reliance Division. Claims for the American Reliance Division are processed in the regional offices where the business is written. Home office claim support for the American Reliance Division is located in Lawrenceville, New Jersey, which establishes claim policies and procedures for the regional claim offices. The home office also provides support on complex claims, such as environmental, asbestos, and construction defect claims, fraud detection and administration, and conducts an oversight audit function for each regional claim office. In addition, a centralized salvage and subrogation unit is located in Raleigh, North Carolina.

  Both Divisions primarily use their own adjusters to settle claims, but also use independent adjusters when necessary for claims in remote areas. Both Divisions use in-house counsel for a portion of their claims litigation.

LOSS CONTROL

  The Company maintains a loss control operation in all of its offices and in the field to provide loss prevention service to customers and to assist underwriters in the risk selection and pricing process. Loss control services include management consultation and recommendation, on-site inspection and training using video, audio and written resources. Services provided to underwriters include inspections, estimation of building replacement costs, risk assessment and recommendations for improving the loss experience on a risk.

DISCONTINUED LINES

  Between 1976 and 1996, the Highlands Division discontinued three lines of business which still generate claims that affect the Company's results of operations: (i) business generated by the Division's London operations, which were initially conducted as a branch office and subsequently by a UK subsidiary (together "Highlands (UK)") and which were discontinued by 1993;
(ii) certain umbrella/excess liability policies which were discontinued in 1985; and (iii) assumed casualty and property reinsurance, which was discontinued between 1976 and 1996. The Division has outsourced the claims handling and run-off management of Highlands (UK) to a professional run-off company doing business in the United Kingdom. The run-off of the other discontinued lines is being managed by Company personnel in Houston, Texas. For additional information regarding Discontinued Lines and loss and loss adjustment expense reserves for Discontinued Lines, see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

  Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The Company's loss and loss adjustment expense reserves are reviewed quarterly by the Company's internal actuaries and at year end by the Company's independent actuaries. The Company's independent actuaries certified its 1997 loss and loss adjustment expense reserves for the insurance subsidiaries, as required for their statutory filings with the various insurance departments.

  The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. As part of the reserving process, insurers review historical data and consider the impact of various factors such as changes in the Company's operations (such as underwriting or claims handling), trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy of reserves is affected by many factors.

  When a claim is reported to the Company, its claims personnel establish a "case reserve" for the estimated amount of the ultimate payment. This reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific types of claims. Case reserves are increased or decreased as deemed necessary by the Company's claim department, after evaluating, among other things, coverage, liability and the severity of subsequent developments and periodic reviews of the cases. In addition, the Highlands Division establishes case reserves for adjustment and litigation expenses paid to third parties on a per claim basis. The American Reliance Division maintains a general reserve for these expenses rather than reserving for them on an individual case basis.

  In accordance with industry practice, the Company maintains reserves for estimated unreported losses and associated adjustment and litigation expenses. These reserves are established to provide for claims which have been incurred but not yet reported ("unreported losses") and to provide for adverse development in case reserves. A significant portion of the Company's loss reserve is the reserve relating to unreported losses. These reserves, by definition, are not established for specific claims. In calculating reserves for unreported losses, therefore, the Company estimates the ultimate net liability for losses using various techniques. Such reserves are established based on loss experience and are grouped both by class of business and by accident year. Reserve adjustments relating to unreported losses are also made to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses over time.

  During the loss adjustment period, additional facts regarding individual claims may become known. As the Company becomes aware of additional facts, it may become necessary for it to refine and adjust liability estimates, and even after adjustment, the ultimate net liability for claims may be less than or greater than the revised estimates.

  The following table presents a reconciliation of total beginning and ending reserve balances of the Company for loss and loss adjustment expense for the periods indicated. The table includes the balances of American Reliance effective April 30, 1997, the date of acquisition.

                                                    1997      1996      1995
                                                 ---------- --------- ---------
                                                         (IN THOUSANDS)
Balance at January 1............................ $1,156,824 1,253,627 1,149,173
Acquisition of American Reliance................    520,719        --        --
  Less--Reinsurance recoverables................    652,449   599,558   557,096
                                                 ---------- --------- ---------
Net balance.....................................  1,025,094   654,069   592,077
                                                 ---------- --------- ---------
Incurred related to--
  Current year..................................    230,033   133,717   156,683
  Prior year--
    Asbestos and environmental..................      5,433     6,557    81,795
    All other...................................     11,013    16,315    61,775
                                                 ---------- --------- ---------
  Total prior year..............................     16,446    22,872   143,570
                                                 ---------- --------- ---------
    Total incurred..............................    246,479   156,589   300,253
                                                 ---------- --------- ---------
Paid related to--
  Current year..................................    120,705    37,020    39,846
  Prior year--
    Asbestos and environmental..................      6,812     7,855    16,630
    All other...................................    231,350   155,666   181,785
                                                 ---------- --------- ---------
  Total prior year..............................    238,162   163,521   198,415
                                                 ---------- --------- ---------
    Total paid..................................    358,867   200,541   238,261
                                                 ---------- --------- ---------
Net balance at December 31......................    912,706   610,117   654,069
  Add--Reinsurance recoverables.................    692,668   546,707   599,558
                                                 ---------- --------- ---------
Balance at December 31.......................... $1,605,374 1,156,824 1,253,627
                                                 ========== ========= =========

  The loss reserve experience of the Company, as reflected on the basis of generally accepted accounting principles, is shown in the following table, which represents the development of balance sheet reserves (net of reinsurance) for 1987 through 1997. The top three lines of the table reconcile gross loss and loss adjustment expense reserves to net loss and loss adjustment expense reserves for 1992 through 1997. The upper section of the table shows the cumulative amount paid with respect to the previously recorded net reserves as of the end of each succeeding period. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding period. In addition, the table also presents the gross re-estimated reserve liability as of the latest re-estimation period. The Company did not restate data for years prior to 1992 in this table for presentation on a gross basis.

  The loss reserve estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. The cumulative (deficiency) redundancy represents the aggregate change in the estimates over all prior periods. This table does not present accident or policy year development data. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate deficiencies or redundancies based on this table.

                      1987      1988      1989      1990      1991       1992       1993       1994       1995       1996
                    --------  --------  --------  --------  --------  ----------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS)
 Gross reserves
  for loss and
  loss adjustment
  expense........   $     --        --        --        --        --   1,393,352  1,225,242  1,149,173  1,253,627  1,156,824
 Deduct:
  reinsurance
  recoverable....         --        --        --        --        --     827,381    627,285    557,096    599,558    546,707
 Net reserves for
  loss and loss
  adjustment
  expense........    408,950   452,448   493,818   540,818   652,925     565,971    597,957    592,077    654,069    610,117
 Net paid
  (cumulative) as
  of:
 One year later..    147,950   165,380   207,948   236,070   263,755     268,072    184,586    198,415    163,521    238,162
 Two years later.    237,910   283,703   344,994   419,791   420,876     395,244    333,366    323,737    266,093
 Three years
  later..........    309,634   353,811   448,667   510,739   518,442     513,135    426,022    404,287
 Four years
  later..........    346,990   419,100   516,833   573,504   608,865     587,726    488,676
 Five years
  later..........    394,264   468,899   555,134   638,963   668,889     639,647
 Six years later.    432,624   497,568   605,691   685,578   714,843
 Seven years
  later..........    451,878   540,202   641,245   723,905
 Eight years
  later..........    486,604   569,297   670,661
 Nine years
  later..........    511,420   595,966
 Ten years later.    535,183
 Gross paid
  (cumulative) as
  of:
 One year later..                                                        583,108    405,885    284,446    279,091    183,701
 Two years later.                                                        920,199    635,683    522,680    429,250
 Three years
  later..........                                                      1,113,503    836,921    650,471
 Four years
  later..........                                                      1,296,333    945,321
 Five years
  later..........                                                      1,392,285
 Net liability
  re-estimated as
  of:
 End of year.....    408,950   452,448   493,818   540,818   652,925     565,971    597,957    592,077    654,069    610,117
 One year later..    443,859   479,617   544,574   653,379   694,248     688,811    662,841    735,647    676,940    626,563
 Two years later.    450,217   518,162   627,917   725,661   785,147     772,020    788,454    750,941    702,633
 Three years
  later..........    472,133   565,941   667,812   772,614   828,241     894,071    805,313    783,138
 Four years
  later..........    511,098   585,565   714,290   824,126   938,216     915,163    835,720
 Five years
  later..........    530,147   631,570   765,856   925,216   957,726     943,789
 Six years later.    558,648   680,821   863,909   943,067   988,466
 Seven years
  later..........    606,456   772,322   872,101   971,193
 Eight years
  later..........    692,315   776,353   897,497
 Nine years
  later..........    691,448   799,829
 Ten years later.    716,268
 Net deficiency..   (307,318) (347,381) (403,679) (430,375) (335,541)   (377,818)  (237,763)  (191,061)   (48,564)   (16,446)
 Impact of 1995
  Third Quarter
  Change.........     79,995    84,482    88,701    90,501    96,640     103,483    107,594    117,000         --         --
 Remaining net
  deficiency.....   (227,323) (262,899) (314,978) (339,874) (238,901)   (274,335)  (130,169)   (74,061)   (48,564)   (16,446)
                    ========  ========  ========  ========  ========  ==========  =========  =========  =========  =========
 Gross re-
  estimated
  liability as
  of:
 End of year.....                                                      1,393,352  1,225,242  1,149,173  1,253,627  1,156,824
 One year later..                                                      1,636,022  1,413,673  1,445,913  1,324,315  1,285,772
 Two years later.                                                      1,811,827  1,693,009  1,492,471  1,468,762
 Three years
  later..........                                                      2,102,378  1,741,108  1,644,068
 Four years
  later..........                                                      2,157,078  1,895,541
 Five years
  later..........                                                      2,307,982
 Gross cumulative
  deficiency.....                                                       (914,630)  (670,299)  (494,895)  (215,135)  (128,948)
                                                                      ==========  =========  =========  =========  =========
 Gross Re-
  Estimated
  Liability......                                                      2,307,982  1,895,541  1,644,068  1,468,762  1,285,772
 Less: re-
  estimated
  recoverable....                                                      1,364,193  1,059,821    860,930    766,129    659,209
                                                                      ----------  ---------  ---------  ---------  ---------
 Net re-estimated
  liability......                                                     $  943,789    835,720    783,138    702,633    626,563
                                                                      ==========  =========  =========  =========  =========
                      1997
                    ---------
 Gross reserves
  for loss and
  loss adjustment
  expense........   1,605,374
 Deduct:
  reinsurance
  recoverable....     692,668
 Net reserves for
  loss and loss
  adjustment
  expense........     912,706
 Net paid
  (cumulative) as
  of:
 One year later..
 Two years later.
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years later.
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years later.
 Gross paid
  (cumulative) as
  of:
 One year later..
 Two years later.
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Net liability
  re-estimated as
  of:
 End of year.....     912,706
 One year later..
 Two years later.
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years later.
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years later.
 Net deficiency..
 Impact of 1995
  Third Quarter
  Change.........
 Remaining net
  deficiency.....
 Gross re-
  estimated
  liability as
  of:
 End of year.....   1,605,374
 One year later..
 Two years later.
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Gross cumulative
  deficiency.....
 Gross Re-
  Estimated
  Liability......
 Less: re-
  estimated
  recoverable....
 Net re-estimated
  liability......

  The four components which account for the substantial majority of the indicated historical (1987-1994) reserve deficiencies are: (i) reserving practices prior to 1991 for unreported losses associated with retrospectively rated policies, (ii) environmental (including asbestos) claims, (iii) Discontinued Lines business and (iv) inadequate individual claim reserves.

As the table above illustrates, the Company's net reserves at the end of 1996 developed unfavorably in 1997 by $16.4 million. This increase is due to reserve deficiencies on asbestos and environmental, construction defect claims, assumed reinsurance and loss and loss adjustment expense reserves. For additional discussion regarding loss and loss adjustment expense reserves, see
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In 1995, the Company and its independent actuary conducted a review of its loss and loss adjustment expense reserves to assess the Company's reserve position. As a result of such review, the Company recorded a $117 million charge to loss and loss adjustment expense incurred which relate to items (ii) and (iii) in the second preceding paragraph. Loss and loss adjustment expense reserves were increased by $117 million (net of reinsurance) as follows: (i) asbestos and environmental reserves were increased by $59.5 million relating to exposures prior to 1986; (ii) assumed casualty reinsurance reserves were increased by $13.1 million relating to risks reinsured in the early to mid-1970's; and (iii) catastrophe loss reserves reinsured for Highlands (UK) were increased by $12.0 million relating primarily to underwriting years 1988 through 1990. An additional $13.0 million was added to loss adjustment expense reserves to reflect additional costs related to the settlement of claims and run-off costs related to Highlands (UK). This reserve increase impacts the reserve development for 1994 and all prior years. The remaining $19.4 million reflects changes to reserves for unreported losses in order to reflect the 1995 evaluation of overall loss and loss adjustment expense reserves and impacts development for 1994 and various other prior years.

  The Company and the property and casualty insurance industry in general have experienced substantial adverse reserve development, particularly since 1987, related to environmental claims. The areas of exposure for the Company are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." For 1997, 1996 and 1995, the amounts of environmental development were $5.4 million, $6.6 million and $81.8 million, respectively. Prior to 1993, the Company did not explicitly identify the amount of unreported loss reserve related to environmental claims.

  Prior to the end of 1991, the Company did not establish a reserve for unreported losses from retrospectively rated policies written for Halliburton and its affiliated companies. The emergence of these losses was effectively offset by collection of additional premiums under the policies and thus the impact on the Company's income statement was minimal. For 1986 to 1990, the total incurred loss emergence was equal to the adverse reserve development for these policies and amounted to $181.0 million. 1991 also contained an additional increase of $46.3 million related to the initial establishment of unreported loss and allocated loss adjustment expense reserves for all accident years prior to 1991.

  Although the majority of the assumed reinsurance contracts covering casualty exposures relate to the 1969 through 1974 policy years, losses have continued to emerge throughout the last ten years. For the calendar years 1997, 1996 and 1995, the amounts of assumed reinsurance losses recorded were $3.6 million, $3.4 million and $22.5 million, respectively. From 1985 to 1991, this line contributed $51.0 million of adverse reserve development averaging approximately $7.3 million per year. Included within these amounts are losses related to environmental claims, although enough information to identify these losses is not always provided by the ceding companies. To the extent information provided by ceding companies permits, the environmental losses have been segregated for the Company's reserve analysis.

  Loss and loss adjustment expense reserves for Highlands (UK) have demonstrated significant reserve deficiencies in prior years. Net reserve re-estimates for 1997, 1996 and 1995 have produced increased liabilities of $1.4 million, $1.5 million and $18.6 million, respectively. There have been several factors contributing to the adverse reserve development, including the large number of catastrophic claims, and losses resulting from the exhaustion of certain reinsurance coverage relating to the catastrophe claims. Finally, Highlands (UK) established a reserve for run-off costs in 1993 in response to the decision to cease underwriting in that year.

REINSURANCE

  The Company utilizes reinsurance arrangements to limit its maximum loss, to provide greater diversification of risks and to minimize exposures on larger risks. Reinsurance involves an insurance company transferring or ceding all or a portion of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in exchange for a portion of the premiums received by the ceding insurance company. Generally, reinsurance coverage is on an excess of loss basis, which means that reinsurance coverage commences after losses exceed a specified dollar amount. Additionally, the Company has catastrophe coverage for certain types of losses over stipulated aggregate amounts arising from any one occurrence. Although reinsurance does not legally discharge an insurer from its primary liability for the full amount of the policies, it does make the assuming reinsurer liable to the reinsured to the extent of the reinsurance ceded.

  The Company maintained excess of loss reinsurance treaties for each of its main property, casualty and marine coverages during 1997. On casualty risks, including workers' compensation, the retention level was $1 million per occurrence, with reinsurance coverage up to $30 million per occurrence. Additional workers' compensation coverage was provided by a second catastrophe excess of loss arrangement that provides $80 million above the $30 million for total workers' compensation coverage of $109 million excess of $1 million. On property risks, reinsurers assume liability for 100% of that portion of the loss in excess of a sliding scale retention of $300,000 to $3 million, up to $25 million per risk and per occurrence. For larger limits or whenever unusual exposures are present, the Company purchases individual policy reinsurance which is referred to as facultative. In addition, the Company purchased property catastrophe reinsurance to reduce its exposure to losses resulting from any single catastrophic event. Under this treaty, the Company retained $3 million of each loss occurrence and had protection for 95% of all losses in excess thereof up to $100 million. On marine business, reinsurers assumed liability on loss occurrences which exceed $250,000 per occurrence up to $22 million.

  The Company monitors the financial condition of the reinsurance companies with which it places significant reinsurance coverage and strives to place reinsurance coverage with financially sound reinsurance companies. In the past, the Company has placed coverage with several hundred reinsurance companies. It monitors the financial condition of many of such companies only on a periodic basis. A number of such companies are in run-off or have ceased writing reinsurance and some have become insolvent. The Company's ability to monitor the financial condition of some formerly used foreign reinsurance companies is limited because of the difficulty of acquiring current financial information.

  The following table sets forth by quality of reinsurer (for those domestic companies rated by A.M. Best) the Company's reinsurance recoverable as of December 31, 1997.

                                                                    DECEMBER 31,
      CATEGORY                                                          1997
      --------                                                      ------------
                                                                        (IN
                                                                     MILLIONS)
      A.M. Best Rated:
        A- or better...............................................    $383.2
        B++ or less................................................      52.6
                                                                       ------
                                                                        435.8
                                                                       ------
      Non A.M. Best Rated:
        Lloyds.....................................................     129.7
        Other foreign reinsurers...................................     141.8
        Pools and associations.....................................      15.8
                                                                       ------
                                                                        287.3
                                                                       ------
          Total reinsurance recoverable............................    $723.1
                                                                       ======

 Based upon its evaluations of reinsurers, the Company retains the ceded reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring current financial information for certain foreign reinsurers, including Lloyds syndicate members, the Company believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to carriers that are not authorized reinsurers as determined by an insurance subsidiary's domiciliary department of insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable for reported losses and, in some instances, unreported losses. At December 31, 1997, such collateral totaled approximately $20.3 million, of which $15.7 million was received from foreign reinsurers other than Lloyds. The Company's three largest reinsurance recoverables at December 31, 1997 were with the underwriting syndicates at Lloyds, amounting to approximately $129.7 million of which approximately $91.7 million is carried by Highlands (UK), $133.0 million with American Re-Insurance Company and $55.0 million with General Reinsurance Company. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Reinsurance Receivables."

INVESTMENTS

  The Company adheres to conservative investment practices and manages its portfolio internally. The table below shows the carrying value and classification of the Company's investments at the dates indicated.

                                                                DECEMBER 31,
                                                            --------------------
                                                              1997   1996  1995
                                                            -------- ----- -----
                                                               (IN MILLIONS)
Fixed maturities:
  United States Government and government agencies......... $  276.4 152.4  77.3
  States, municipalities and political subdivisions........    189.5 223.1 258.9
  Mortgage-backed securities...............................    417.6 113.4 114.5
  Corporate securities.....................................    282.5 172.7 141.1
  Foreign governments......................................       .1  12.9   2.4
  Sinking fund preferred stock.............................       .5   5.8   7.7
Equity securities..........................................      1.6  27.0  33.7
Other investments..........................................      4.1   3.8    --
Cash and cash equivalents..................................     60.7  49.5  85.2
                                                            -------- ----- -----
                                                            $1,233.0 760.6 720.8
                                                            ======== ===== =====

  Fixed Maturities. Fixed maturities constituted 94.6% of the Company's investments at December 31, 1997. The Company determines the mix of its investment in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. As of December 31, 1997, taxable bonds accounted for approximately 83.8% of total fixed maturities. Beginning April 30, 1997, the Company reclassified its entire fixed maturities portfolio as available-for-sale. Fixed maturity investments classified as available-for-sale are carried on the Company's balance sheet at estimated fair value, with unrealized gains and losses (net of taxes) recorded in stockholders' equity. At December 31, 1997, the pre-tax unrealized gains on available-for-sale fixed maturities totaled $34.3 million.

  The fixed maturities portfolio is managed conservatively to provide a reasonable return while limiting exposure to risk. The following table sets forth the composition of the Company's portfolio of fixed maturity investments by National Association of Insurance Commissioners ("NAIC") rating and a description of the equivalent ratings of Moody's Investor Services, Inc. ("Moody's") at the dates indicated.

                      MOODY'S EQUIVALENT DECEMBER 31, DECEMBER 31, DECEMBER 31,
       NAIC RATINGS      DESCRIPTION         1997         1996         1995
       ------------   ------------------ ------------ ------------ ------------
      1.............. AAA/AA/A               93.8%        95.7%        90.7%
      2.............. BAA                     5.0          4.3          8.5
      3.............. BA                      0.9           --          0.3
      4.............. B                       0.3           --          0.5
      5.............. CAA and lower            --           --           --
      6.............. In or near default       --           --           --
                                            -----        -----        -----
                                            100.0%       100.0%       100.0%
                                            =====        =====        =====

  See Note 5 to Consolidated Financial Statements for a description of the contractual maturities of the Company's fixed maturity portfolio at December 31, 1997 and 1996.

  Equities. Equity holdings comprised 0.1% of the Company's investments at December 31, 1997, and consist of a diversified portfolio of unaffiliated preferred stocks.

  Other Invested Assets. Other invested assets represent amounts invested in limited partnerships and comprised 0.3% of total investments at December 31, 1997.

  Cash and Cash Equivalents. The Company's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 4.9% of total investments at December 31, 1997.

  The following table sets forth the Company's gross investment income and the pre-tax yield of its investment portfolio (excluding investment income related to premium notes receivable from insureds).

                                          YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------
                                1997                1996                1995
                         ------------------- ------------------- -------------------
                         INVESTMENT PRE-TAX  INVESTMENT PRE-TAX  INVESTMENT PRE-TAX
                           INCOME   YIELD(1)   INCOME   YIELD(1)   INCOME   YIELD(1)
                         ---------- -------- ---------- -------- ---------- --------
                                           (DOLLARS IN THOUSANDS)
Fixed maturity
 securities:
  Taxable...............  $53,666    6.97%    $26,815    7.06%    $23,511    7.26%
  Non-taxable(2)........   14,408    6.71%     16,743    7.14%     19,989    7.23%
Equity securities.......    2,073    9.64%      2,180    7.84%      2,441    7.89%
Short-term..............    4,997    6.71%      5,807    5.50%      3,197    5.28%
Other invested assets...      372    9.48%         54    1.35%         --       --
                          -------    -----    -------    -----    -------    -----
  Total.................  $75,516    6.95%    $51,599    6.96%    $49,138    7.16%
                          =======    =====    =======    =====    =======    =====

--------
(1) Calculated as gross investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of each quarter. Investment balances are at amortized cost, except in the case of equity securities for which cost is used.
(2) For purposes of comparing non-taxable yields to yields on taxable securities, these yields are equivalent to pre-tax yields of 10.3%, 11.0% and 11.1% in 1997, 1996 and 1995, respectively, assuming a 35% tax rate. The disparity between the equivalents of pre-tax yields on non-taxable fixed maturity securities in comparison with the pre-tax yields on taxable fixed maturity securities is a function of the differing interest rate environments in which such securities were acquired.

COMPETITION; INDUSTRY CONDITIONS

  The property and casualty insurance business is highly competitive, mainly on the basis of price and service. The Company estimates that there are more than 3,000 property and casualty insurers nationwide. Many of the Company's competitors are large national companies with greater financial and other resources than the Company. In addition to independent insurance companies, there is increasing competition for commercial business because of alternatives to traditional insurance such as captive insurers and self-insurance. Besides traditional insurance products, insurers writing commercial lines of business now offer products for alternative forms of risk protection. These products, including large deductible programs and other forms of self-insurance which utilize captive insurance companies and risk retention groups, have been instituted and marketed to attract additional business to these companies. It is not possible to predict how continued growth in alternative forms of risk protection will affect future operations. The Company competes on the basis of underwriting expertise, pricing, service and product design. Management believes its regional market knowledge, flexibility and quality service to agents and insureds provide a competitive advantage.

YEAR 2000

  Highlands Division. The Highlands Division is creating a new processing platform for its business. A by-product of this will be a processing platform that is year 2000 compliant. The new platform will be composed of three major sub-systems: policy administration; claim administration; and management and financial reporting. The policy administration component, in part internally developed but substantially purchased, will permit the processing of year 2000 business on a new and renewal basis starting in the fourth quarter of 1998. Conversion to the new system will take approximately one year. The claim administration component will also be purchased and is planned for full conversion during the second quarter of 1999. The management and financial reporting system is made up of a series of deliverables starting with the implementation of a new general ledger in 1996 and concluding with a full reporting system in the second half of 1999.

  Based on the foregoing schedule, the Company believes that the new processing platform for the Highlands Division will be fully operational by the end of 1999.

  American Reliance Division. In 1994, American Reliance, working with an outside vendor, began a project to create a single processing platform for all of its business that, among other things, would be able to process its year 2000 and subsequent business and related claims. In August 1997, Phase One of this project, covering new and renewal business for a portion of the commercial multiple peril line and the commercial automobile, general liability and personal lines, representing approximately 70% of the Division's business, began to be implemented on a new and renewal business basis. The American Reliance Division is currently processing business on this new platform. Implementation of Phase One is scheduled to be completed between August and November 1998.

  Phase Two of the project, covering the balance of the commercial multiple peril line and the workers compensation and commercial umbrella lines, representing the balance of the Division's business, is expected to commence implementation in October 1998 and is scheduled to be completed by October 1999. Based on this schedule, the Company believes that the new processing platform for the American Reliance Division will be completely operational by the end of 1999.

  The American Reliance Division will use the financial reporting system being implemented by the Highlands Division, once the system is operational. The cost of the above items relates to replacing the Company's legacy systems. The cost of addressing year 2000 specific issues is not expected to be material.

  The Company believes that, with modifications to existing software and converting to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

REGULATION

  The Company's insurance subsidiaries are subject to comprehensive regulation throughout the United States, under statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve (i) approval requirements for premium rates for certain lines of insurance, (ii) standards of solvency and minimum capital and surplus requirements, (iii) limitations on amounts and types of investments, (iv) restrictions on the size of risks that may be insured by a single company, (v) approval requirements for policy forms, methods of accounting and methods of establishing loss and loss adjustment expense reserves, (vi) licensing of insurers and agents, (vii) limitations on the exit of certain classes of business, (viii) required participation in frequently under-priced underwriting pools, and (ix) filing requirements for annual and other reports with respect to financial condition and other matters. Such regulations may impede, or impose burdensome conditions on, rate increases or other actions that the Company might wish to take to enhance its operating results. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulations are generally intended for the protection of policyholders rather than investors.

  The Company also is subject to laws governing insurance holding companies in states where its insurance subsidiaries are domiciled (Texas, Ohio, North Carolina, California, Indiana and Wisconsin). These laws, among other things,
(i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between the Company, its affiliates and the insurance subsidiaries, including the amount of dividends and other distributions and the terms of surplus notes; (iii) and restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

  HIC and its subsidiaries, Highlands Underwriters Insurance Company, Highlands Casualty Company and Aberdeen Insurance Company, are domiciled in Texas. Under current Texas law, any dividend or distribution, together with any dividend or distribution made within the preceding twelve months, is an "extraordinary dividend" if it exceeds the greater of (a) 10% of the insurer's surplus as regards policyholders as of the preceding December 31, or (b) the insurer's net income for the preceding year. An extraordinary dividend may not be paid unless the company reports the extraordinary dividend to the Texas Insurance Commissioner at least 30 days before payment and the Texas Insurance Commissioner does not disapprove the extraordinary dividend within that period. The maximum dividend payable by HIC during 1998 without the prior approval of the Texas Insurance Commissioner is approximately $19.4 million.

  NNCC and its subsidiary, NN Insurance Company ("NNI"), are domiciled in Wisconsin. Under current Wisconsin law, any dividend or distribution of cash or other property, together with that of other dividends paid or credited and distributions made within the preceding twelve months, is an "extraordinary dividend" if it exceeds the lesser of (a) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or (b) the greater of:
(i) the net income (excluding realized capital gains) of the insurer for the calendar year preceding the date of the dividend or distribution or (ii) the aggregate of the net income of the insurer for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years, and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. An extraordinary dividend may not be paid unless the company reports the extraordinary dividend to the Wisconsin Insurance Commissioner at least 30 days before payment and the Wisconsin Insurance Commissioner does not disapprove the extraordinary dividend within that period. NNCC, which paid a $6.5 million dividend in January 1998, can pay additional dividends of $2.0 million during 1998 without the prior approval of the Wisconsin Insurance Department.

  Pacific National Insurance Company ("PNIC") and its subsidiary, Pacific Automobile Insurance Company ("PAIC"), are domiciled in California. Under current California law, any payment by an insurer of a dividend or distribution of cash or other property, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of the insurer's surplus as regards policyholders as of the preceding December 31, or (ii) the net income of the insurer for the 12-month period ending on the preceding December 31 is defined as an "extraordinary dividend." California law permits an insurer to pay dividends only from earned surplus. An extraordinary dividend may not be paid unless it has been approved by the insurance department or the insurance department has not disapproved the dividend or distribution within 30 days after notice of the declaration to the department. PNIC can pay a dividend of $2.7 million during 1998 without prior approval of the California Insurance Department.

  The dividend capability of LMI Insurance Company ("LMI") which is domiciled in Ohio, State Capital Insurance Company ("SCIC"), which is domiciled in North Carolina, and American Professionals Insurance Company and Statesman Insurance Company, which are domiciled in Indiana, are not material to the Company.

  Insurance Regulatory Information System. The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist state Insurance Commissioners to oversee the financial condition of insurance companies operating in their respective states. If the review confirms that the insurer's situation should be accorded the highest surveillance priority, the insurer receives a "first priority" designation. The "second priority" and "third priority" designations signify recommendations for lower levels of increased regulatory attention. LMI and PAIC received "first priority" designation and HIC, SCIC and PNIC received "second priority" designation as a result of the review of each company's financial ratio results and statutory annual statements of 1996.

Although its ratios did not fall outside the usual range, NNCC received a "third priority" designation due to reinsurance recoverables, underwriting results and affiliated transactions.

  Risk-Based Capital Requirement. In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation are subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

  The risk-based capital model formula creates four levels of regulatory action, (as defined in the NAIC's model law). The extent of regulatory intervention and action increases as the level of surplus to risk-based capital falls. The first level, Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the Authorized Control Level. The Regulatory Action Level requires an insurer to submit a plan containing corrective actions and permits the domiciliary insurance regulator to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the Authorized Control Level. The Authorized Control Level allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions. The fourth action level, Mandatory Control Level, requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the Authorized Control Level.

  At December 31, 1997, all of the insurance subsidiaries of Highlands Group, other than LMI and State Capital, were above the Company Action Level. LMI's surplus was within the Authorized Control Level at December 31, 1996. In connection with the acquisition of American Reliance by the Highlands Group, LMI submitted a corrective action plan to the Ohio Insurance Department, which accepted the plan. The plan included, among other things, LMI ceasing to write insurance and being put in run-off. At December 31, 1997, LMI's surplus was within the Company Action Level. SCIC's surplus was within the Regulatory Action Level at December 31, 1997. The Company is submitting a corrective action plan to the North Carolina Insurance Department which will place SCIC above the Company Action Level upon implementation of the plan. Management believes that the regulatory matters concerning LMI and SCIC will not have a material impact on the Company's results of operations or financial position.

  The business of Highlands (UK) is subject to regulation under the laws of the United Kingdom pursuant to the Insurance Companies Act of 1982. After incurring unacceptable underwriting results in 1991 and 1992 and reviewing the prospects for the future, Highlands (UK) voluntarily ceased writing new business effective April 1993. The Company received a Notification of Requirements from the Department of Trade and Industry ("DTI") in 1993, which included: timely reporting of certain financial information; restrictions on certain investment activities without prior approval of the DTI; restrictions relating to transactions with connected persons; and a provision requiring Highlands (UK) to cease to effect contracts of insurance except where it has a legal obligation to do so. Capital infusions for Highlands (UK) were made in 1994 and 1995. During 1994, the DTI sent an additional requirements notice to Highlands (UK) requesting a plan for restoration of a sound financial position because of its failure to maintain a margin of solvency required by Section 32 of the Insurance Companies Act of 1982 for a company writing premiums. Highlands (UK) has developed such a plan. Maintaining a license to write business in the United Kingdom is not essential and Highlands (UK) plan does not anticipate any further capital contribution to Highlands (UK) beyond the 1995 contribution of $10 million. Management believes that the regulatory matters concerning Highlands (UK) will not have a material impact on the Company's results of operations or financial position.

EMPLOYEES

  The Company had 1,133 employees as of December 31, 1997. The Company believes that its relations with its employees are satisfactory.

ITEM 2: PROPERTIES.

  The Company owns its principal executive offices in Lawrenceville, New Jersey, which has 53,220 square feet of office space. In addition, it leases its offices in Houston, Texas and has operating leases for its regional offices. The Company believes that it has adequate space for its current operations and to accommodate expansion.

ITEM 3: LEGAL PROCEEDINGS.

  None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5: MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "HIC." Until January 23, 1996, Halliburton owned all of the outstanding shares of Common Stock. In connection with the Distribution, approximately 11.4 million shares of Common Stock were issued. In connection with the acquisition of American Reliance, 1,656,700 shares of Common Stock were issued and 21,366 shares of series one preferred stock were issued. See "Business--Acquisition of American Reliance." The Company believes that the issuance of such securities were exempt from registration under
Section 4(2) of the Securities Act of 1933 because the subject securities were sold to a limited group of persons, each of whom was believed to have been either an accredited investor or a sophisticated investor or had a pre-existing business relationship with the Company and was purchasing for investment without a view to further distribution. In addition, 63,525 shares of Common Stock were issued in connection with a restricted stock plan offered to certain employees. As of March 13, 1998 approximately 13,194,884 shares of Common Stock were issued and outstanding. In addition, 1,200,000 shares of Common Stock are reserved for issuance pursuant to restricted stock grants and options granted or to be granted pursuant to the 1995 Stock Option Plan and the 1995 Directors' Stock Plan. See Item 11: "Executive Compensation."

  The following table sets forth, for the calendar periods indicated, the high and low per share sale prices of the Common Stock as reported in NYSE-- Composite Transactions.

      YEAR 1997                                                      HIGH   LOW
      ---------                                                     ------ -----
      First Quarter................................................ $24.00 18.50
      Second Quarter............................................... $21.38 17.50
      Third Quarter................................................ $25.00 19.25
      Fourth Quarter............................................... $29.38 22.13

  The approximate number of record holders of Common Stock as of March 13, 1998 was 6,820.

  Dividends. The Company has not previously paid any dividends and currently does not intend to pay dividends on the Common Stock. This policy, however, will be reconsidered from time to time by the Board of Directors of the Company. The Company's ability to pay dividends in the future will depend upon its financial performance and other factors not now determinable. The Credit Agreement with its lending banks prohibits the payment of cash dividends by the Company and the Company's 10% Convertible Subordinated Debentures due December 31, 2005 (the "Debentures") contain covenants restricting the payment of dividends in excess of specified amounts. As described above, the payment of dividends to the Company by the U.S. insurance subsidiaries is subject to certain limitations under insurance laws.

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

                                       YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1997       1996       1995       1994       1993
                          ----------  ---------  ---------  ---------  ---------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Net premiums earned...  $  311,993    152,048    201,446    241,676    275,300
  Net investment income.      74,383     50,988     48,529     46,720     46,485
  Net realized
   investment gains.....       5,585      1,199      2,618      1,910      2,702
                          ----------  ---------  ---------  ---------  ---------
    Total revenues......     391,961    204,235    252,593    290,306    324,487
Expenses:
  Loss and loss
   adjustment expense
   incurred.............     246,479    156,589    300,253    224,315    310,029
  Underwriting expenses.     115,564     56,487     73,905     65,022     56,649
  Debt interest and
   amortization expense.      10,542      6,903         --         --         --
  Other expenses
   (income), net........         857      1,697       (823)    (1,314)      (795)
                          ----------  ---------  ---------  ---------  ---------
    Total expenses......     373,442    221,676    373,335    288,023    365,883
Income (loss) before
 income tax expense
 (benefits)(1)..........      18,519    (17,441)  (120,742)     2,283    (41,396)
Income tax expense
 (benefit)(2)...........       1,683    (12,098)        --         --         --
                          ----------  ---------  ---------  ---------  ---------
Net income (loss)(1)(2).  $   16,836     (5,343)  (120,742)     2,283    (41,396)
                          ==========  =========  =========  =========  =========
Earnings (loss) per
 common share(3):
  Basic.................  $     1.34       (.47)    (10.55)       .20      (3.62)
  Diluted...............  $     1.09       (.47)    (10.55)       .20      (3.62)
BALANCE SHEET DATA (AT
 END OF PERIOD):
Investments, cash and
 cash equivalents.......  $1,232,917    760,618    720,746    683,020    673,913
Receivable from
 reinsurers.............  $  723,114    556,900    602,380    561,474    622,483
  Total assets..........  $2,366,656  1,566,031  1,636,091  1,539,418  1,625,815
Loss and loss adjustment
 expense reserves.......  $1,605,374  1,156,824  1,253,627  1,149,173  1,225,242
Stockholders' equity....  $  329,293    263,475    267,110    295,808    288,800
CERTAIN FINANCIAL RATIOS
 AND OTHER DATA:
GAAP:
  Loss ratio............        79.0%     103.0%     149.0%      92.8%     112.6%
  Expense ratio.........        37.0       37.1       36.7       26.9       20.6
                          ----------  ---------  ---------  ---------  ---------
    Combined ratio......       116.0%     140.1%     185.7%     119.7%     133.2%
                          ==========  =========  =========  =========  =========
Statutory surplus.......  $  333,141    188,527    180,020    257,953    248,673
Net premiums written to
 policyholder surplus...         0.8x       0.8x       1.1x       0.9x       0.9x

--------
(1) The Company recorded a charge to pre-tax earnings during the year ended December 31, 1995 of $125 million as more fully discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation--Results of Operations."

(2) The Company provides for income taxes in its statements of operations pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes." With respect to losses for periods preceding the Distribution, no tax benefits were recorded in the statements of operations pursuant to SFAS 109 and the Company's tax-sharing agreement with its former parent, Halliburton. Tax receipts under its intercompany tax-sharing arrangements with Halliburton were recorded as additions to stockholders' equity for the periods preceding the Distribution. For further information regarding federal and foreign income taxes, see Note 7 to Consolidated Financial Statements.

(3) The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128. Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements. Earnings (loss) per share for periods preceding the distribution has been computed based upon the 11,448,208 shares of Company Common Stock distributed on January 23, 1996.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE INDUSTRY

  The property and casualty insurance industry's profitability may be affected significantly by the availability of insurance coverage, which varies according to levels of surplus in the industry, volatile and unpredictable developments, including natural and man-made disasters (such as hurricanes, windstorms, earthquakes, blizzards, fires and explosions), fluctuations in interest rates and other changes in the investment environment that affect market prices of insurance companies' investments and the income from those investments, inflationary pressures that may tend to affect the size of losses and judicial, legislative and regulatory decisions affecting insurers' liabilities. The demand for property and casualty insurance can also vary significantly, generally rising as the overall level of economic activity increases and falling as such activity decreases. Price competition has also been enhanced by a flight of commercial insureds to alternative risk mechanisms, often including a degree of self insurance.

  The industry has experienced the effects of a number of well publicized catastrophic events in recent years, some of which have affected the Company. Growth in liabilities related to asbestos and environmental risks has also adversely affected the industry and is of significance to the Company. See "-- Results of Operations--1995 Third Quarter Charge" below.

  Property and casualty insurers are regulated by the various state insurance departments that coordinate their efforts through the NAIC. See "Business-- Regulation." Regulation includes rate and policy form approval, licensing of insurance agents and companies and solvency oversight.

COMPANY DIVISIONS

  The Company is managed in two divisions--the Highlands Division and the American Reliance Division. The Highlands Division consists of business managed by the Company's Houston, Texas office. In 1995, the Highlands Division classified three of its product lines as discontinued (the "Discontinued Lines"): business originated by its London operations; an umbrella/excess liability policy program; and assumed casualty and property reinsurance contracts. The Discontinued Lines are presented separately due to their significance to the Company's total underwriting loss which amounted to 19.2%, 22.6% and 55.1% of such loss for 1997, 1996 and 1995 respectively. Results of the Highlands Division exclude the Discontinued Lines which are presented separately.

  As discussed in Note 2 to the Consolidated Financial Statements, on April 30, 1997, Highlands Group completed the acquisition of Vik Brothers Insurance, Inc., renamed American Reliance, Inc. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the results of American Reliance's operations only from date of acquisition. The American Reliance Division consists of business managed by the Company's Lawrenceville, New Jersey office.

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          ---------------------
                                                           1997   1996    1995
                                                          ------  -----  ------
                                                              (DOLLARS IN
                                                           MILLIONS, EXCEPT
                                                            PER SHARE DATA)
Consolidated Results:
Gross premiums written................................... $346.0  158.5   234.3
Net premiums............................................. $277.7  135.1   201.6
                                                          ======  =====  ======
Net premiums earned:
  Highlands Division..................................... $122.8  144.9   187.2
  American Reliance Division.............................  188.8     --      --
  Discontinued Lines.....................................    0.4    7.1    14.2
                                                          ------  -----  ------
                                                          $312.0  152.0   201.4
                                                          ------  -----  ------
Underwriting loss:
  Highlands Division..................................... $(27.5) (47.0)  (77.5)
  American Reliance Division.............................  (12.9)    --      --
  Discontinued Lines.....................................   (9.6) (14.0)  (95.2)
                                                          ------  -----  ------
                                                           (50.0) (61.0) (172.7)
Net investment income....................................   74.4   51.0    48.5
Net realized investment gains............................    5.6    1.2     2.6
Debt interest and amortization expense...................  (10.6)  (6.9)     --
Other (expenses) income, net.............................   (0.9)  (1.7)     .8
                                                          ------  -----  ------
Income (loss) before income taxes........................   18.5  (17.4) (120.7)
Income tax expense (benefit).............................    1.7  (12.1)     --
                                                          ------  -----  ------
Net income (loss)........................................ $ 16.8   (5.3) (120.7)
                                                          ======  =====  ======
Earnings (loss) per share:
  Basic.................................................. $ 1.34   (.47) (10.55)
  Diluted................................................ $ 1.09   (.47) (10.55)
Ratios:
  Loss...................................................   79.0% 103.0%  149.0%
  Expense................................................   37.0   37.1    36.7
                                                          ------  -----  ------
    Combined.............................................  116.0% 140.1%  185.7%
                                                          ======  =====  ======

  The results for 1995 were significantly influenced by the underwriting results of the Discontinued Lines, including a $125 million pre-tax charge. See "1995 Third Quarter Charge."

  Net premiums earned for 1997, 1996 and 1995 were $312.0 million, $152.0 million and $201.4 million, respectively. The increase of $160.0 million in 1997 is primarily attributable to the inclusion of the American Reliance Division.

  The 1997 underwriting loss of $50.0 million decreased $11.0 million compared to 1996. The underwriting loss for 1997 includes reductions in the underwriting loss of the Highlands Division of $19.5 million and the Discontinued Lines of $4.4 million from 1996 which is offset by the $12.9 million underwriting loss of the American Reliance Division. Also see "-- Highlands Division," "American Reliance Division" and "Discontinued Lines" for additional comments.

  Net investment income for 1997, 1996 and 1995 was $74.4 million, $51.0 million and $48.5 million, respectively. Net investment income for 1997 increased from 1996 primarily due to the inclusion of the American Reliance Division. Net investment income for 1996 increased from 1995 primarily as a result of the additional investable funds from the issuance of the Debentures and tax proceeds from the Company's former parent. The 1996 net investment income is partially offset by lower interest rates in 1996. Net realized investment gains have not been a significant portion of revenue for the Company and were $5.6 million, $1.2 million and $2.6 million for 1997, 1996 and 1995, respectively.

  Debt interest and amortization expense for 1997 compared with the same period for 1996 increased $3.7 million as a result of the $65 million Credit Agreement used to finance the purchase of American Reliance. The increase between 1995 and 1996 is a result of net interest expense, amortization of debt discount and debt acquisition costs related to the Debentures.

  Other expenses consist of holding company expenses offset by miscellaneous income and expense from the insurance subsidiaries. Other miscellaneous income from the American Reliance Division reduced other expenses for 1997 compared with 1996.

  The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Total tax expense for 1997 was $1.7 million. The effective rate reflects the significant amount of net investment income from tax advantaged fixed income securities and the magnitude of the underwriting loss in relation to net taxable investment income. For 1996, the Company recognized the benefit of its net operating loss. With respect to losses for periods preceding the Distribution (January 23, 1996), no tax benefit was recorded in the statements of operations pursuant to SFAS 109 and the Company's tax-sharing arrangement with its former parent, Halliburton. Tax receipts under its intercompany tax-sharing arrangements with Halliburton were recorded as additions to stockholders' equity for the periods preceding the Distribution.

HIGHLANDS DIVISION

                                                         YEARS ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                             (DOLLARS IN
                                                              MILLIONS)
Gross premiums written.................................. $129.5   151.4   215.2
Net premiums written.................................... $117.8   130.7   189.4
                                                         ======  ======  ======
Net premiums earned..................................... $122.8   144.9   187.2
Loss and loss adjustment expense incurred............... (108.9) (139.5) (196.9)
Underwriting expenses...................................  (41.4)  (52.4)  (67.8)
                                                         ------  ------  ------
  Underwriting loss..................................... $(27.5)  (47.0)  (77.5)
                                                         ======  ======  ======
Ratios:
  Loss..................................................   88.7%   96.3%  105.2%
  Expense...............................................   33.7    36.2    36.2
                                                         ------  ------  ------
    Combined............................................  122.4%  132.5%  141.4%
                                                         ======  ======  ======

  The Highlands Division underwriting results primarily consist of relatively large commercial accounts ("Special Accounts Unit"), medium to small commercial accounts ("Commercial Insurance Unit"), insurance for Halliburton ("Insurance Services Unit"), commercial marine products ("Marine Unit") and surety products ("Surety Unit"). The Highlands Division excludes the Discontinued Lines which are presented separately below.

 Period to Period Comparisons of the Highlands Division

  Gross Premiums Written. Gross premiums written for 1997, 1996 and 1995 were $129.5 million, $151.4 million and $215.2 million, respectively. The decrease of $21.9 million or 14.5% in 1997 is attributable to several factors. In March 1996, the Company began underwriting initiatives to focus on stricter underwriting standards and price increases, both of which have contributed to declines in gross premiums written in the Special

Accounts and Commercial Insurance Units. The declines have been partially offset by premium increases in the Marine Unit and increases in retrospectively rated policies for the Insurance Services Unit. Also contributing to declines in gross premiums written is the continued highly competitive pricing environment as insurers compete to retain business.

  Gross premiums written for 1996 were negatively impacted by a reduction of $6.9 million of accrued premium adjustments and $3.1 million of improperly classified accrued premiums due from policyholders on retrospectively rated policies.

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

  Net Premiums Written. Net premiums written for 1997, 1996 and 1995 amounted to $117.8 million, $130.7 million and $189.4 million, respectively. The decrease of $12.9 million or 9.9% in 1997 is related to the same issues affecting gross premiums written.

  Net premiums written in 1996 were increased by an adjustment to ceded premiums written of $3.2 million related to prior years reinsurance treaties.

  Net Premiums Earned. Net premiums earned for 1997, 1996 and 1995 were $122.8 million, $144.9 million and $187.2 million, respectively. The decrease of $22.1 million or 15.3% in 1997 is related to the same issues affecting gross and net premiums written.

  Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for 1997, 1996 and 1995 amounted to $108.9 million, $139.5 million and $196.9 million, respectively. The 1997 decrease of $30.6 million, or 21.9% less than 1996, and the 1996 decrease of $57.4 million, or 29.2% less than 1995, can be primarily attributed to declining premium volume and stricter underwriting criteria.

  Underwriting Expenses. Underwriting expenses for 1997, 1996 and 1995 were $41.4 million, $52.4 million and $67.8 million, respectively. The 1997 decrease of $11.0 million is the result of lower premium related expenses due to declining premiums and reduced operating costs. The year 1997 includes $4.0 million of expenses related to the Texas Workers' Compensation Insurance Facility (the "Facility"). These consist of a final industry assessment and industry litigation involving surpluses from the Facility that were previously received by the Company and not returned to certain policyholders. The expenses related to the Facility relate to underwriting years prior to 1995.

  Underwriting expenses for 1996 were increased by charges of $1.1 million for underaccrued premium taxes, a $1.3 million restructuring charge and $2.0 million for litigation proceedings against the Company.

AMERICAN RELIANCE DIVISION

                                                            EIGHT MONTHS ENDED
                                                             DECEMBER 31, 1997
                                                           ---------------------
                                                           (DOLLARS IN MILLIONS)
      Gross premiums written..............................        $ 214.8
      Net premiums written................................        $ 159.8
                                                                  =======
      Net premiums earned.................................        $ 188.8
      Loss and loss adjustment expense incurred...........         (129.0)
      Underwriting expenses...............................          (72.7)
                                                                  -------
          Underwriting loss...............................        $ (12.9)
                                                                  =======
      Ratios:
        Loss..............................................           68.3%
        Expense...........................................           38.5
                                                                  -------
        Combined..........................................          106.8%
                                                                  =======

  American Reliance was acquired on April 30, 1997 and accounted for as a purchase. Accordingly, the above results are for the eight months ended December 31, 1997 and are included in the consolidated results of the Company.

 Underwriting Results of the American Reliance Division

  Gross Premiums Written. Gross premiums written for the eight months ended December 31, 1997 were $214.8 million. Although prior period gross premiums written are not presented, gross premiums written have declined approximately 14% due to stricter underwriting standards, increased price competition and the temporary decline in the A.M. Best ratings for certain of the American Reliance Division's insurance subsidiaries prior to the acquisition. In addition, the September 1997 sale by the American Reliance Division of Northwestern National County Mutual (NNCM), decreased gross premiums written in 1997 by $8.9 million.

  Net Premiums Written and Earned. Net premiums written and earned for the eight months ended December 31, 1997 were $159.8 and $188.8 million, respectively. Net premiums written and earned have been impacted by the same issues affecting gross premiums written. The sale of the NNCM book of business reduced net premiums written and earned by $5.9 and $2.6 million for the eight months ended December 31, 1997.

  Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the eight months ended December 31, 1997 amounted to $129.0 million. Loss and loss adjustment expense incurred was reduced by $6.0 million of favorable development on prior years reserves.

  Underwriting Expenses. Underwriting expenses for the eight months ended December 31, 1997 were $72.7 million.

DISCONTINUED LINES

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           --------------------
                                                           1997   1996    1995
                                                           -----  -----  ------
                                                              (DOLLARS IN
                                                               MILLIONS)
      Gross premiums written.............................. $ 1.7    7.1    19.1
      Net premiums written................................ $ 0.1    4.4    12.2
                                                           =====  =====  ======
      Net premiums earned................................. $00.4    7.1    14.3
      Loss and loss adjustment expense incurred...........  (8.5) (17.1) (103.3)
      Underwriting expenses...............................  (1.5)  (4.0)   (6.2)
                                                           -----  -----  ------
      Underwriting loss................................... $(9.6) (14.0)  (95.2)
                                                           =====  =====  ======

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

  The Discontinued Lines percentage of gross premiums written to the Company totals for 1997, 1996 and 1995 was 0.5%, 4.5% and 8.2%, respectively, while the percentage of underwriting losses to the Company totals for the same time periods was 19.2%, 23.0% and 55.1%, respectively.

  London-Originated Business. The Company participated in the London insurance markets from 1972 until 1982 through a branch office in London (the "Highlands London Branch"). The primary business of the Highlands London Branch was the direct writing and reinsurance of general liability risks for insureds in the United States and other London market marine and aviation risks. The Highlands London Branch ceased doing business in the United Kingdom when Highlands (UK) was formed in 1982 in order to withdraw from direct writing of marine and aviation and significantly reduce the reinsurance of U.S. casualty risks through the London operations. Highlands (UK) served as an insurer and reinsurer in London markets primarily by participating in excess of loss reinsurance liability policies, which included coverage for catastrophe losses of customers in excess of policy limits of other applicable policies. Highlands (UK) ceased writing new policies in early 1993. Accordingly, the Company's continuing exposure on the business of the Highlands London Branch is generally attributable to adverse loss reserve development on asbestos and environmental claims whereas the ongoing exposure of Highlands (UK) is primarily related to adverse loss reserve development on the high levels and severity of catastrophe claims that have occurred since 1988 and have been slow to emerge in the London excess market.

  Umbrella/Excess Liability Program. Beginning in the early 1970s, Highlands wrote policies that provided the customer with umbrella and excess liability coverage with respect to losses which exceeded another insurer's primary and excess policy coverages. The threshold at which coverage attached under such policies underwritten by the Company varied from $300,000 to $100 million and above. The limits of coverage under the Company's excess liability policies were generally $5 million up to $10 million (in excess of underlying policies) and the Company generally limited its exposure through substantial reinsurance. The program was canceled and underwriting operations ceased effective December 31, 1985. The Company's adverse loss experience on these policies has primarily emanated from asbestos and environmental pollution claims.

  Assumed Casualty and Property Reinsurance. Highlands participated in approximately 200 assumed casualty reinsurance agreements per year (primarily written from 1969 through 1974) as an excess of loss reinsurer with participation percentages that varied from contract to contract. The majority of assumed casualty treaties were nonrenewed by the end of 1976. The Company participated at levels of $50,000 to $250,000 per contract on hundreds of assumed property reinsurance contracts per year from 1969 through 1994. Loss development on the assumed casualty treaties has primarily emanated from product liability, asbestos and environmental pollution liability, particularly for accident years 1971 through 1974. Development on the assumed property reinsurance agreements has primarily related to catastrophe exposures.

 Period to Period Comparisons of Underwriting Results of Discontinued Lines

  Net Premiums Earned. Net premiums earned were $0.4 million, $7.1 million and $14.3 million in 1997, 1996 and 1995, respectively. The decline since 1995 is due to the cancellation of all remaining voluntary assumed reinsurance contracts in 1996. However, due to the nature of the Company's reinsurance contracts, small premium adjustments can continue long after cancellation of such agreements.

  Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred amounted to $8.5 million, $17.1 million and $103.3 million for 1997, 1996 and 1995, respectively. The decline for 1997 reflects the decline in adverse loss reserve development related to years prior to 1996. See "--Loss and Loss Adjustment

Expense Reserves" below. The decrease for 1996 compared to the same period for 1995 is primarily the result of the 1995 third quarter charge of $81.3 million. See "--1995 Third Quarter Charge" below.

 Loss and Loss Adjustment Expense Reserves

  Underwriting results of the property and casualty industry are significantly influenced by estimates of loss and loss adjustment expense reserves. (See
Note 11 to the Consolidated Financial Statements.) These reserves are an accumulation of the estimated amounts necessary to settle and pay all outstanding and unreported claims including loss adjustment expenses, net of estimated claim recoveries. The case reserve estimates for reported claims are based upon the facts of each case and the Company's experience with similar cases. Consideration is given to historical trends regarding reserving patterns, changes in the Company's operations (such as underwriting and claims handling), loss payments, and the effects of court decisions, economic conditions and public attitudes. The process of establishing reserves is an imprecise science involving significant judgment and assumptions. As information develops that varies from experience, provides additional data or, in some cases, augments data that previously were not considered sufficient for use in determining reserves, changes in the Company's estimate of ultimate liabilities may be required. Changes in prior year reserve estimates (net of reinsurance), which may be material, are reflected in the results of operations in the period such changes are determined to be required.

  During the last several years, the Company has experienced significant adverse development on prior years net ultimate loss estimates. The following table sets forth the amount of the adverse development split between lines other than Discontinued Lines and Discontinued Lines for the periods indicated.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1997   1996 1995
                                                               -----  ---- -----
                                                                 (DOLLARS IN
                                                                  MILLIONS)
      Net reserve re-estimates due to:
       Lines other than Discontinued Lines:
        Asbestos and environmental............................ $  --   2.8  10.6
        All other.............................................  11.5   7.2  36.1
      Discontinued Lines:
        Asbestos and environmental............................   5.4   3.8  61.2
        Highlands (UK)--primarily catastrophes................   1.4   1.5  18.6
        All other.............................................  (1.9)  7.5  17.1
                                                               -----  ---- -----
          Net adverse development............................. $16.4  22.9 143.6
                                                               =====  ==== =====

  As a result of changes in estimates of insured events in prior years, primarily asbestos and environmental claims, construction defect claims and catastrophe claims, the provision for loss and loss adjustment expense incurred (net of reinsurance recoveries of $112.5 million, $47.8 million and $152.9 million for 1997, 1996 and 1995, respectively) increased by $16.4 million in 1997, $22.9 million in 1996 and $143.6 million in 1995. The emergence of environmental, asbestos and construction defect claims over the last few years and the difficulty in accurately estimating the necessary reserves have significantly contributed to the Company's loss reserve development over this period. The Company's exposure to future catastrophe claims has been significantly reduced as a result of the Company's cessation of its Highlands (UK) business.

  The Company's loss and loss adjustment expense reserves are reviewed at each year end by the Company's actuaries and external independent actuaries in connection with the process to establish the Company's reserve position.

 1995 Third Quarter Charge

  In the third quarter of 1995, the Company and its external actuaries conducted a review of its loss and loss adjustment expense reserves to assess the Company's reserve position. As a result of such review, the Company recorded a charge to pre-tax earnings of $125.0 million during the nine months ended September 30, 1995. Of this amount, $117.0 million related to loss and loss adjustment expense reserves ($242.5 million before deducting reinsurance) and $8.0 million represented an increase in reserves related to litigation proceedings against the Company.

LIQUIDITY AND CAPITAL RESOURCES

  Highlands Group is a holding company, the principal assets of which at December 31, 1997 are all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

 Holding Company

  On April 30, 1997, Highlands Group acquired Vik Brothers Insurance, Inc. ("VBI") and its subsidiaries. Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc. American Reliance is a holding company and has no direct operations. American Reliance's principal assets are the capital stock of its insurance subsidiaries.

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

  Highlands Group's principal sources of funds are dividends and tax sharing payments from Highlands and American Reliance, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are limited to $30.6 million in 1998 without prior regulatory approval. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

  Management believes that Highlands Group's liquid assets and access to the capital markets enable it to meet its liquidity needs.

 Insurance Subsidiaries

  Insurance Operations. The principal sources of funds for the insurance subsidiaries are premiums and amounts earned from the investment of such premiums. The principal uses of funds by these subsidiaries are loss payments and related expenses, underwriting expenses, other operating expenses and dividends and tax sharing payments to Highlands Group.

  In the insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its operations, including its investment portfolio, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements of insurance companies are influenced significantly by product mix. Future catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements for the insurance subsidiaries. The liquidity requirements of the insurance subsidiaries are met by that portion of the investment portfolio that is held in cash and highly liquid securities.

  Statutory Surplus. Maintenance of appropriate levels of statutory surplus of the Company's United States domiciled insurance subsidiaries is a primary objective of the Company and is also important to regulatory authorities and insurance rating agencies. In addition, increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have caused greater emphasis to be placed by current and potential customers upon the ratings assigned to property and casualty insurance companies. Highlands has been assigned an "A-" (Excellent) rating by A.M. Best. The principal insurance subsidiaries of American Reliance have been assigned an A.M. Best rating of "B+" (Very Good). One American Reliance insurance subsidiary has been rated "B-" (Fair) and another, LMI, which has ceased current operations, has been rated "D" (Poor).

  For information on the Company's RBC requirements see "Business--
Regulation."

  The following table sets forth certain information with respect to the Company's combined statutory surplus ("U.S. Insurance Subsidiaries") at the dates indicated.

                                                                DECEMBER 31,
                                                             ------------------
                                                              1997  1996  1995
                                                             ------ ----- -----
                                                                (DOLLARS IN
                                                                 MILLIONS)
      Statutory surplus..................................... $333.1 188.5 180.0
      Net premiums written to surplus ratio.................   0.8x  0.8x  1.1x

  Reinsurance Receivables. The Company monitors the financial condition of the reinsurance companies with which it places significant reinsurance coverage and strives to place current reinsurance coverages with financially sound reinsurance companies. In the past, the Company has placed reinsurance coverage with several hundred reinsurance companies. It monitors the financial condition of many of such companies only on a periodic basis. A number of such companies are in runoff or have ceased writing reinsurance and some have become insolvent. The Company's ability to monitor the financial condition of some reinsurance companies is limited because of the difficulty of acquiring accurate and timely information.

  Based on the Company's evaluation of the financial condition of its reinsurers, the Company has established reserves for potentially uncollectible reinsurance which amounted to $2.2 million and $2.4 million as of December 31, 1997 and 1996, respectively. Additionally, the Company has retained net $18.2 million and $16.9 million of ceded reserves related to potentially uncollectible reinsurance at December 31, 1997 and 1996. With respect to carriers that are not authorized reinsurers as determined by the appropriate department of insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances unreported losses. At December 31, 1997, such collateral totaled approximately $20.3 million. The Company's three largest reinsurance recoverable exposures at December 31, 1997 were approximately $129.7 million with underwriting syndicates at Lloyds (Highlands (U.K.) $91.7 million and U.S. Insurance Subsidiaries $38.0 million), $133.0 million with American

Re-Insurance Company and $55.0 million with General Reinsurance Company. American Re-Insurance Company and General Reinsurance Company are rated by A.
M. Best "A+" and "A++", respectively.

YEAR 2000

  Highlands Division. The Highlands Division is creating a new processing platform for its business. A by-product of this will be a processing platform that is year 2000 compliant. The new platform will be composed of three major sub-systems: policy administration; claim administration; and management and financial reporting. The policy administration component, in part internally developed but substantially purchased, will permit the processing of year 2000 business on a new and renewal basis starting in the fourth quarter of 1998. Conversion to the new system will take approximately one year. The claim administration component will also be purchased and is planned for full conversion during the second quarter of 1999. The management and financial reporting system is made up of a series of deliverables starting with the implementation of a new general ledger in 1996 and concluding with a full reporting system in the second half of 1999.

  Based on the foregoing schedule, the Company believes that the new processing platform for the Highlands Division will be fully operational by the end of 1999.

  American Reliance Division. In 1994, American Reliance, working with an outside vendor, began a project to create a single processing platform for all of its business that, among other things, would be able to process its year 2000 and subsequent business and related claims. In August 1997, Phase One of this project, covering new and renewal business for a portion of the commercial multiple peril line and the commercial automobile, general liability and personal lines, representing approximately 70% of the Division's business, began to be implemented on a new and renewal business basis. The American Reliance Division is currently processing business on this new platform. Implementation of Phase One is scheduled to be completed between August and November 1998.

  Phase Two of the project, covering the balance of the commercial multiple peril line and the workers compensation and commercial umbrella lines, representing the balance of the Division's business, is expected to commence implementation in October 1998 and is scheduled to be completed by October 1999. Based on this schedule, the Company believes that the new processing platform for the American Reliance Division will be completely operational by the end of 1999.

  The American Reliance Division will use the financial reporting system being implemented by the Highlands Division, once the system is operational. The cost of the above items relates to replacing the Company's legacy systems. The cost of addressing year 2000 specific issues is not expected to be material.

  The Company believes that, with modifications to existing software and converting to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

FORWARD LOOKING INFORMATION

  The statements included in this 1997 Annual Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this 1997 Annual Report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

  The Consolidated Financial Statements are set forth herein beginning on page F-1 of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On August 30, 1996, the Board of Directors of the Company retained KPMG Peat Marwick LLP ("KPMG") as its principal accountant in lieu of Arthur Andersen LLP ("Arthur Andersen"). The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors of the Company.

  During the most recent year preceding the retention of KPMG, there were no disagreements between the Company and Arthur Andersen on accounting and financial disclosure matters.

  There have been no disagreements with KPMG on accounting and financial disclosure matters since the retention of KPMG.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                    PART IV

ITEM 14: FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

  (a) Financial Statements--The Consolidated Financial Statements and Schedules are listed in the Index to Financial Statements on page F-1 and are filed as part of this Report.

  (b) Exhibits

  *2.1  Amended and Restated Agreement and Plan of Merger among Highlands
        Insurance Group, Inc., Highlands Acquisition Corp. and Vik Brothers
        Insurance, Inc. dated as of February 13, 1997
  *2.2  Amendment No. 1 to the Amended and Restated Plan of Merger dated March
        10, 1997
  +3.1  Amended and Restated Certificate of Incorporation of the Registrant
  +3.2  Form of Amended and Restated Bylaws of the Registrant
  +4.1  Form of Stock Certificate of Common Stock (See also Exhibits 3.1 and
        3.2)
  +4.2  Form of 10% Convertible Subordinated Debentures Due December 31, 2005
  +4.3  Form of Common Stock Subscription Warrant, Series A
  +4.4  Form of Common Stock Subscription Warrant, Series B
  +4.5  Form of 10% Convertible Subordinated Debentures Due December 31, 2005,
        Series 2
  +4.6  Form of Common Stock Subscription Warrant, Series A-2
  +4.7  Form of Common Stock Subscription Warrant, Series B-2
  *4.8  Stockholders Agreement among Highlands Insurance Group, Inc., Insurance
        Partners, L.P., Insurance Partners Offshore (Bermuda) L.P., The
        Scandinavia Company, Erik M. Vik and Manoeuvre Ltd.
  *4.9  Form of Amendment Number 1 to 10% Convertible Subordinated Debenture,
        Due December 31, 2005 of Highlands Insurance Group, Inc.
  *4.10 Form of Amendment Number 1 to 10% Convertible Subordinated Debenture,
        Series 2, Due December 31, 2005 of Highlands Insurance Group, Inc.
  *4.11 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series
        A
  *4.12 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series
        B
  *4.13 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series
        A-2
  *4.14 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series
        B-2
 +10.1  Distribution Agreement among Halliburton and the Registrant dated as of
        October 10, 1995 (exhibits omitted)
 +10.2  Investment Agreement among the Registrant, Halliburton and the
        Investors, dated as of October 10, 1995 (exhibits and schedules omitted)
 *10.3  Credit Agreement among Highlands Insurance Group, Inc., Various Lending
        Institutions and The Chase Manhattan Bank, as Administrative Agent,
        dated April 30, 1997
 +10.4  Form of Insurance Products and Services Agreement (schedules omitted)
 +10.5  Form of Employee Benefit Matters Agreement
 +10.6  Form of Transition Agreement
 +10.7  Form of Registration Rights Agreement to be entered into among
        Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P.
        and the Registrant
 +10.8  Form of 1995 Stock Option Plan
  10.9  Restricted Stock Plan
 +10.10 Form of Employment Agreement to be entered into between the Registrant and Richard M. Haverland

 +10.11 Form of Indemnification Agreement to be entered into between the
        Registrant and each of its directors
 +10.12 Form of 1995 Directors' Stock Plan
 +10.13 Amendatory Agreement dated as of November 9, 1995 among the Company,
        Halliburton, the Investors, Robert A. Spass and Bradley E. Cooper
        (amending the Investment Agreement)
 +10.14 Form of note to be issued in consideration for the issuance by the
        Registrant of 10% Convertible Subordinated Debentures Due December 31,
        2005, Series 2, Common Stock Subscription Warrants, Series A-2, and
        Common Stock Subscription Warrants, Series B-2
 +10.15 Form of pledge agreement to secure the note filed as Exhibit 10.14
 +10.16 Form of Purchase, Redemption and Bonus Agreement to be entered into between the Company and the Management Investors with respect to the
        Management Securities
 *10.17 Registration Rights Agreement between Highlands Insurance Group, Inc.
        and American Re-Insurance Company dated April 30, 1997
 *10.18 Registration Rights Agreement among Highlands Insurance Group, Inc., the Scandinavia Company, Inc., Erik M. Vik, Manoeuvre Ltd. and Triumph-
        Connecticut Limited Partnership and Alexander M. Vik dated April 30,
        1997
 *10.19 Registration Rights Agreement between Highlands Insurance Group, Inc.
        and Armco Financial Services Corporation dated March 26, 1997
  21.1  List of Subsidiaries
  23.1  Consent of Independent Auditors
  23.2  Consent of Independent Auditors
  27    Financial Data Schedule (included only in the electronic data filing of this document)

--------
+ Incorporated by reference to the Company's registration statement on Form 10 as filed with the Commission on January 4, 1996.
* Incorporated by reference to the Company's Report on Form 8-K, as amended, dated April 30, 1997 as filed with the Commission.

  (c) Reports on Form 8-K during the quarter ended December 31, 1997.

  None.

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ Richard M. Haverland          Chairman, President and         March 27, 1998
____________________________________ Chief Executive Officer
         Richard Haverland

     /s/ Charles J. Bachand          Vice President, Treasurer       March 27, 1998
____________________________________ and Principal Accounting
         Charles J. Bachand          Officer

      /s/  Robert A. Spass           Director                        March 27, 1998
____________________________________
          Robert A. Spass

     /s/ Bradley E. Cooper           Director                        March 27, 1998
____________________________________
         Bradley E. Cooper

     /s/ W. Bernard Pieper           Director                        March 27, 1998
____________________________________
         W. Bernard Pieper

      /s/ Kenneth S. Crews           Director                        March 27, 1998
____________________________________
         Kenneth S. Crews

       /s/ Philip J. Hawk            Director                        March 27, 1998
____________________________________
          Philip J. Hawk

      /s/ Robert W. Shower           Director                        March 27, 1998
____________________________________
         Robert W. Shower

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----
Audited Financial Statements
  Reports of Independent Public Accountants................................  F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1996.............  F-4
  Consolidated Statements of Operations for the Years Ended December 31,
   1997, 1996 and 1995.....................................................  F-5
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1997, 1996 and 1995........................................  F-6
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1997, 1996 and 1995.....................................................  F-7
  Notes to Consolidated Financial Statements...............................  F-8
Financial Statement Schedules
  Schedule I - Summary of Investments Other Than Investments in Related
   Parties--
   December 31, 1997....................................................... F-27
  Schedule II - Condensed Financial Information of Registrant (Parent
   Company only):
    Balance Sheets--As of December 31, 1997 and 1996....................... F-28
    Statements of Operations--For the Years Ended December 31, 1997, 1996
     and 1995.............................................................. F-29
    Statements of Cash Flows--For the Years Ended December 31, 1997, 1996
     and 1995.............................................................. F-30
  Schedule III - Supplementary Insurance Information--As of and For the
   Years Ended December 31, 1997, 1996 and 1995............................ F-31
  Schedule IV - Reinsurance--For the Years Ended December 31, 1997, 1996
   and 1995................................................................ F-32
  Schedule V - Valuation and Qualifying Accounts--For the Years Ended
   December 31, 1997, 1996 and 1995........................................ F-33
  Schedule VI - Supplemental Information Concerning Consolidated Property-
   Casualty Insurance Operations--As of and For the Years Ended December
   31, 1997, 1996 and 1995................................................. F-34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Highlands Insurance Group, Inc.:

  We have audited the accompanying consolidated balance sheets of Highlands Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Insurance Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules that pertain to December 31, 1997 and 1996 and for the years then ended are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          KPMG Peat Marwick LLP

Houston, Texas
February 18, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Highlands Insurance Group, Inc.:

  We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 1995 of Highlands Insurance Group, Inc. (the Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II, III, IV, V and VI that pertain to December 31, 1995 and for the year then ended are presented for purposes of complying with the Securities and Exchange Commissions rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 8, 1996

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                         ASSETS                              1997       1996
                         ------                           ----------  ---------
Investments:
 Fixed maturity securities:
  Available-for-sale, at fair value (amortized cost of
   $1,132,249 in 1997 and $320,909 in 1996).............. $1,166,585    324,905
  Held-to-maturity, at amortized cost (fair value of $0
   in 1997 and $367,446 in 1996).........................         --    355,492
  Equity securities, at fair value (cost of $1,410 in
   1997 and $26,293 in 1996).............................      1,554     26,967
  Other investments, at cost.............................      4,061      3,770
                                                          ----------  ---------
    Total investments....................................  1,172,200    711,134
Cash and cash equivalents................................     60,717     49,484
Premiums in course of collection, net....................     84,977     24,048
Premiums due under retrospective policies................    130,150    121,276
Receivable from reinsurers...............................    723,114    556,900
Prepaid reinsurance premiums.............................     24,451      2,829
Funds on deposit with reinsurers.........................     20,172     14,456
Net deferred tax asset...................................     64,043     37,126
Accrued investment income................................     16,459     12,600
Deferred policy acquisition costs........................     32,313      6,436
Other assets.............................................     38,060     29,742
                                                          ----------  ---------
    Total assets......................................... $2,366,656  1,566,031
                                                          ==========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Loss and loss adjustment expense reserves................ $1,605,374  1,156,824
Unearned premiums........................................    173,411     31,474
Senior bank debt.........................................     65,000         --
Convertible subordinated debentures......................     56,229     55,452
Funds held...............................................     24,023     16,475
Accounts payable and accrued liabilities.................    113,326     42,331
                                                          ----------  ---------
    Total liabilities....................................  2,037,363  1,302,556
                                                          ----------  ---------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 13,187,273 shares issued and outstanding
   in 1997, 11,448,208 shares issued and outstanding in
   1996..................................................        132        114
  Additional paid-in capital.............................    223,460    192,273
  Net unrealized gain on investments, net of tax.........     22,278      3,036
  Deferred compensation on restricted stock..............     (1,465)        --
  Retained earnings......................................     84,888     68,052
                                                          ----------  ---------
    Total stockholders' equity...........................    329,293    263,475
                                                          ----------  ---------
    Total liabilities and stockholders' equity........... $2,366,656  1,566,031
                                                          ==========  =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                     1997    1996      1995
                                                   -------- -------  --------
Revenues:
  Net premiums earned............................. $311,993 152,048   201,446
  Net investment income...........................   74,383  50,988    48,529
  Net realized investment gains...................    5,585   1,199     2,618
                                                   -------- -------  --------
    Total revenues................................  391,961 204,235   252,593
                                                   -------- -------  --------
Expenses:
  Loss and loss adjustment expense incurred.......  246,479 156,589   300,253
  Underwriting expenses...........................  115,564  56,487    73,905
  Debt interest and amortization expense..........   10,542   6,903        --
  Other expenses (income), net....................      857   1,697      (823)
                                                   -------- -------  --------
    Total expenses................................  373,442 221,676   373,335
                                                   -------- -------  --------
Income (loss) before income taxes.................   18,519 (17,441) (120,742)
Income tax expense (benefit)......................    1,683 (12,098)       --
                                                   -------- -------  --------
    Net income (loss)............................. $ 16,836  (5,343) (120,742)
                                                   ======== =======  ========
Earnings per common share:
  Basic........................................... $   1.34    (.47)   (10.55)
  Diluted......................................... $   1.09    (.47)   (10.55)
Weighted average number of common shares
 outstanding:
  Basic...........................................   12,600  11,448    11,448
  Diluted.........................................   15,388  11,448    11,448


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                     1997     1996      1995
                                                   --------  -------  --------
Common Stock:
 Balance, beginning of year....................... $    114    1,000     1,000
  Change in par value of common stock.............       --     (886)       --
  Issuance of common stock, par value.............       18       --        --
                                                   --------  -------  --------
 Balance, end of year.............................      132      114     1,000
                                                   --------  -------  --------
Additional paid-in capital:
 Balance, beginning of year.......................  192,273  184,168   110,803
  Addition resulting from issuance of convertible
   subordinated debentures with detachable common
   stock warrants.................................       --    7,439        --
  Change in par value of common stock.............       --      886        --
  Contribution from former parent:
   Net current tax asset..........................       --    7,723    39,229
   Net deferred tax asset.........................       --   (7,943)   34,136
  Issuance of common stock, paid in capital.......   31,187       --        --
                                                   --------  -------  --------
 Balance, end of year.............................  223,460  192,273   184,168
                                                   --------  -------  --------
Net unrealized gain (loss) on investments:
 Balance, beginning of year.......................    3,036    8,547   (10,132)
  Changes in net unrealized gain (loss), net of
   applicable federal income tax..................   19,242   (5,511)   18,679
                                                   --------  -------  --------
 Balance, end of year.............................   22,278    3,036     8,547
                                                   --------  -------  --------
Deferred compensation on restricted stock:
 Balance, beginning of year.......................       --       --        --
  Issuance of restricted stock....................   (1,465)      --        --
                                                   --------  -------  --------
 Balance, end of year.............................   (1,465)      --        --
                                                   --------  -------  --------
Retained earnings:
 Balance, beginning of year.......................   68,052   73,395   194,137
  Net income (loss)...............................   16,836   (5,343) (120,742)
                                                   --------  -------  --------
 Balance, end of year.............................   84,888   68,052    73,395
                                                   --------  -------  --------
Total stockholders' equity........................ $329,293  263,475   267,110
                                                   ========  =======  ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                     1997      1996      1995
                                                   --------  --------  --------
Cash flows from operating activities:
 Net income (loss)...............................  $ 16,836    (5,343) (120,742)
                                                   --------  --------  --------
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization..................     2,054     1,112       455
  Net realized investment gains..................    (5,585)   (1,199)   (2,618)
  Change in:
  Premiums in course of collection...............    19,972    16,911    25,513
  Premiums due under retrospective policies......    (8,874)   13,152    (4,811)
  Receivable from reinsurers.....................      (303)   45,480   (40,906)
  Prepaid reinsurance premiums...................    19,634     4,100    (1,273)
  Funds on deposit with reinsurers...............    (5,716)      993     4,841
  Net deferred tax asset.........................     1,516   (12,098)       --
  Deferred policy acquisition costs..............     3,623     5,308       106
  Loss and loss adjustment expense reserves......   (72,170)  (96,803)  104,454
  Unearned premiums..............................   (36,019)  (21,097)    1,393
  Funds held.....................................     7,548    (6,227)    1,263
  Other operating assets and liabilities.........     2,513     3,070    22,739
                                                   --------  --------  --------
   Total adjustments.............................   (71,807)  (47,298)  111,156
                                                   --------  --------  --------
   Net cash used in operating activities.........   (54,971)  (52,641)   (9,586)
                                                   --------  --------  --------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale...   140,985        --     7,075
  Equity securities..............................    26,767     4,726     8,064
  Other investments..............................     1,559        --        --
 Maturities or calls:
  Fixed maturity securities available-for-sale...   163,907    27,168    19,324
  Fixed maturity securities held-to-maturity.....     5,972    40,162    45,591
 Investment purchases:
  Fixed maturity securities available-for-sale...  (306,180) (131,559)  (46,923)
  Fixed maturity securities held-to-maturity.....        --   (20,220)   (7,700)
  Equity securities..............................        --    (2,282)   (4,064)
 Net purchases of property and equipment.........    (6,793)   (1,337)     (646)
 Acquisition of subsidiary, net of cash acquired.     5,124        --        --
 Payment of acquisition expenses.................    (3,730)       --        --
 Other proceeds..................................        92        --        --
 Proceeds from disposal of subsidiary, net.......    10,000        22        --
 Cash returned by former affiliates, net.........        --     3,800       418
                                                   --------  --------  --------
   Net cash provided by (used in) investing
    activities...................................    37,703   (79,520)   21,139
                                                   --------  --------  --------
 Cash flows from financing activities:
  Proceeds from senior bank debt.................    65,000        --        --
  Repayment of acquired bank debt................   (35,638)       --        --
  Payment for debt issuance expense..............    (1,017)   (5,705)       --
  Issuance of common stock.......................       156        --        --
  Proceeds from convertible subordinated
   debentures....................................        --    60,000        --
  Contribution from former parent for net current
   tax asset.....................................        --    42,174    20,834
                                                   --------  --------  --------
   Net cash provided by financing activities.....    28,501    96,469    20,834
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    11,233   (35,692)   32,387
Cash and cash equivalents at beginning of year...    49,484    85,176    52,789
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $ 60,717    49,484    85,176
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Interest paid..................................  $  8,803     5,639        --
                                                   ========  ========  ========
  Reclassification of fixed income securities
   from held-to-maturity to available-for-sale...  $348,130        --        --
                                                   ========  ========  ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of Reporting and Operations

  The accompanying consolidated financial statements include the accounts of Highlands Insurance Group, Inc., (Highlands Group) and its subsidiaries (the Company). Highlands Group is an insurance holding company for Highlands Insurance Company and its subsidiaries (Highlands), American Reliance, Inc. and its subsidiaries (American Reliance) beginning April 30, 1997, and Highlands Holdings (U.K.) Limited and its subsidiary (Highlands UK) (a foreign reinsurance company located in the United Kingdom) and certain other immaterial companies (collectively, the Insurance Subsidiaries). For reporting purposes, the Company considers all of its property/casualty insurance operations as one segment. All material intercompany accounts and transactions have been eliminated.

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

  The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles. Certain items in the December 31, 1996 and 1995 consolidated financial statements have been reclassified to conform to the current years presentation. Such reclassifications had no impact on stockholders' equity or net loss as previously reported.

 Net Premiums Earned

  Insurance premiums on property/casualty insurance contracts are earned ratably over the terms of the policies after estimated adjustments for retrospectively rated policies and a deduction for ceded insurance.

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

  Loss and loss adjustment expense reserves are based on estimates, and the ultimate liability may vary significantly from such estimates (see Note 11). Any adjustments that are made to the reserves are reflected in the consolidated statements of operations in the year such adjustments are known.

 Deferred Acquisition Costs

  Costs of acquiring insurance business which vary with and are primarily related to the production of such business are deferred. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred acquisition costs are amortized ratably over the period the related premiums are earned. Anticipated investment income and business line profitability are considered in the determination of the recoverability of deferred acquisition costs.

                        HIGHLANDS INSURANCE GROUP, INC.

 Investments

  In connection with the acquisition of Vik Brothers Insurance, Inc. (see note
2), the Company classified its entire investment portfolio as available-for-sale effective April 30, 1997. At April 30, 1997, fixed maturity securities with an amortized cost of $348 million and a fair value of $355 million which were previously classified as held-to-maturity were reclassified as available-for-sale. Investments classified as available-for-sale are carried at fair value. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders' equity, net of applicable deferred taxes. Fixed income securities may be sold to take advantage of investment opportunities generated by changing interest rates, prepayments and tax and credit considerations, as part of the Company's asset/liability strategy, or for similar factors. As a result, the Company considers all of its fixed income securities (bonds and redeemable preferred stocks) and all equity securities as available-for-sale. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in net investment income.

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

 Debt Issuance Costs

  Deferred financing and related costs consists of capitalized fees associated with the issuance of $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures). These costs include underwriting, legal and accounting fees. Debt issuance costs of $4.9 million were capitalized in connection with the issuance of the Debentures and are being amortized on the straight line basis and charged to income over the 10 year life of the Debentures.

 Earnings (Loss) Per Share

  In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements. The loss per share amounts for the year ended December 31, 1995 are based upon the 11,448,208 shares of common stock that were distributed and outstanding immediately following the Distribution.

 Certain Risks and Uncertainties

  The preparation of these financial statements requires management to make estimates and assumptions as of the date of the financial statements that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities. Management must make estimates and assumptions that affect amounts of revenues and expenses for the reporting period, primarily for loss and loss adjustment expense incurred. Management must also make estimates and assumptions in determining reinsurance collectibility and in determining litigation accruals. Actual results could differ from these estimates. Future events, which could

                        HIGHLANDS INSURANCE GROUP, INC.

impact the estimates used in these financial statements, include inflationary pressures that may tend to affect the amount of loss; judicial, legislative and regulatory decisions affecting insurers' liabilities; and fluctuations in interest rates.

 Accounting Standards

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. SFAS 123 recommends but does not require entities to adopt the fair value based method of accounting for all employee stock compensation plans, under which compensation cost is measured based on the fair value of the award at the grant date and recognized over the vesting period. Entities may continue to account for these plans using the intrinsic value based method of accounting, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. Entities not adopting the fair value based method must present proforma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to use the intrinsic value based method of accounting for the years ended December 31, 1997 and 1996.

  In June, 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the statement of operations. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the statement of operations and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Unrealized gains and losses is Highlands Group's significant item of other comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

  In June, 1997, FASB issued Statement of Financial Accounting Standards Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements. SFAS 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management does not expect SFAS 131 to significantly change the Company's current financial reporting.

2. BUSINESS ACQUISITION

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

                        HIGHLANDS INSURANCE GROUP, INC.

April 30, 1997. The preferred stock is currently owned by a subsidiary of American Reliance and has a preference value of $1,000 per share.
Simultaneously with the closing, Highlands Group contributed approximately $41.5 million to the capital of the insurance companies within the American Reliance organization.

  In connection with the acquisition, Highlands Group obtained a $65 million senior revolving credit facility from a consortium of banks led by The Chase Manhattan Bank (Credit Agreement). Highlands Group funded the cash portion of the acquisition and capital contribution by utilizing the credit facility and available working capital.

  The acquired assets and liabilities of American Reliance were reflected in the consolidated balance sheet as of April 30, 1997 on a fully consolidated basis at management's best estimate of their fair values, based on information available at that time. Evaluation and appraisal of assets and liabilities is continuing and, therefore, allocation of the purchase price may be adjusted.

  American Reliance is an insurance holding company for the following property and casualty insurance companies: State Capital Insurance Company (SCIC); American Professionals Insurance Company (APIC); LMI Insurance Company (LMI); Northwestern National Casualty Company (NNCC); NN Insurance Company (NNIC); Statesman Insurance Company (SIC); Pacific National Insurance Company (PNIC); and Pacific Automobile Insurance Company (PAIC) (collectively, American Reliance ).

3. DISPOSAL OF ASSETS

  On September 29, 1997, the Company entered into an agreement to sell its management contract, which established control over Northwestern National Casualty Mutual (NNCM), to an independent purchaser.

  NNCM is a Texas county mutual insurance company that writes non-standard personal automobile insurance business in Texas, which was 100% reinsured by NNCC. Under the terms of the agreement, management and control of NNCM were transferred to the purchaser.

  In a separate transaction, all of the existing inforce business of NNCM, including the outstanding unearned premium reserves and outstanding loss reserves, the renewal rights and broker agreements were transferred to an independent purchaser. Highlands Group has provided a partial guarantee (up to $1.3 million) of the adequacy of the loss reserves.

  Total proceeds to the Company from both transactions were $13.5 million. Highlands Group's cost basis for the assets being sold did not exceed $2.5 million; however, these transactions resulted in a reallocation of the purchase price of American Reliance (see Note 2).

                        HIGHLANDS INSURANCE GROUP, INC.

4. AMERICAN RELIANCE ACQUISITION--PRO FORMA RESULTS OF OPERATIONS

  The following unaudited pro forma information presents the results of operations of the Company and American Reliance for the years ended December 31, 1997 and 1996, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the periods presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the dates indicated, or of future results of the Company.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                    DATA)
      Revenues................................................ $507,038 571,845
      Net income (loss)....................................... $ 18,372 (68,574)
      Basic earnings (loss) per share......................... $   1.46   (5.23)
      Diluted earnings (loss) per share....................... $   1.19   (5.23)

5. INVESTMENTS AND INVESTMENT INCOME

  Net investment income for the years ended December 31, 1997, 1996 and 1995 is comprised of the following (in thousands):

                                                            1997    1996   1995
                                                           ------- ------ ------
      Gross investment income:
        Fixed maturity securities......................... $68,074 43,558 43,500
        Equity securities.................................   2,073  2,180  2,441
        Cash equivalents..................................   4,997  5,807  3,197
        Other investments.................................     372     54     --
                                                           ------- ------ ------
          Gross investment income.........................  75,516 51,599 49,138
      Investment expenses.................................   1,133    611    609
                                                           ------- ------ ------
          Net investment income........................... $74,383 50,988 48,529
                                                           ======= ====== ======

                        HIGHLANDS INSURANCE GROUP, INC.

  The following is a summary of available-for-sale securities as of December 31, 1997 and available-for-sale and held-to-maturity securities as of December 31, 1996 (in thousands):

                                                           GROSS
                                                        UNREALIZED
                                            AMORTIZED  -------------    FAIR
                                               COST    GAINS  LOSSES    VALUE
                                            ---------- ------ ------  ---------
December 31, 1997--
  Fixed maturities available-for-sale:
    United States Government and government
     agencies.............................. $  272,708  3,812   (115)   276,405
    States, municipalities and political
     subdivisions..........................    174,587 14,945     (6)   189,526
    Mortgage-backed securities.............    411,469  6,649   (563)   417,555
    Corporate securities...................    272,908  9,996   (417)   282,487
    Foreign governments....................         89     27     --        116
    Sinking fund preferred stock...........        488      8     --        496
                                            ---------- ------ ------  ---------
                                             1,132,249 35,437 (1,101) 1,166,585
Equity securities..........................      1,410    162    (18)     1,554
                                            ---------- ------ ------  ---------
                                            $1,133,659 35,599 (1,119) 1,168,139
                                            ========== ====== ======  =========
December 31, 1996--
  Fixed maturities available-for-sale:
    United States Government and government
     agencies.............................. $  141,767  1,521   (903)   142,385
    States, municipalities and political
     subdivisions..........................     31,920  1,683     (3)    33,600
    Mortgage-backed securities.............     25,742    304   (764)    25,282
    Corporate securities...................    115,914  2,647   (723)   117,838
    Sinking fund preferred stock...........      5,566    248    (14)     5,800
                                            ---------- ------ ------  ---------
                                               320,909  6,403 (2,407)   324,905
Equity securities..........................     26,293  1,015   (341)    26,967
                                            ---------- ------ ------  ---------
                                            $  347,202  7,418 (2,748)   351,872
                                            ========== ====== ======  =========
Fixed maturities held-to-maturity:
  United States Government and government
   agencies................................ $   10,041      3    (87)     9,957
  States, municipalities and political
   subdivisions............................    189,512 15,197     (1)   204,708
  Mortgage-backed securities...............     88,209    876 (2,181)    86,904
  Corporate securities.....................     54,868    212 (2,094)    52,986
  Foreign governments......................     12,862     29     --     12,891
                                            ---------- ------ ------  ---------
                                            $  355,492 16,317 (4,363)   367,446
                                            ========== ====== ======  =========

  The fair value of investments is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for those or similar investments and issues. With the exception of the securities of United States Government and government agencies, the Company has no investment in any one individual security issuer exceeding 10 percent of total assets.

                        HIGHLANDS INSURANCE GROUP, INC.

  The amortized cost and estimated fair value of securities as of December 31, 1997, by contractual maturity, are presented below (in thousands). Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Securities with multiple maturity dates are disclosed separately rather than allocated over several maturity groupings.

                                                            AMORTIZED    FAIR
                                                               COST      VALUE
                                                            ---------- ---------
      Available-for-sale:
        Within one year.................................... $   35,878    36,028
        After one year through five years..................    198,876   205,298
        After five years through ten years.................    294,676   305,201
        After ten years....................................    191,350   202,503
        Mortgage-backed securities.........................    411,469   417,555
                                                            ---------- ---------
                                                            $1,132,249 1,166,585
                                                            ========== =========

  The change in net unrealized gains and losses on investments available-for-sale follows (in thousands):

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                        -----------------------
                                                         1997     1996    1995
                                                        -------  ------  ------
      Fixed maturity securities........................ $30,291  (7,420) 17,999
      Equity securities................................    (687) (1,057)  5,282
                                                        -------  ------  ------
                                                         29,604  (8,477) 23,281
      Deferred income taxes............................ (10,362)  2,966  (4,602)
                                                        -------  ------  ------
        Change in net unrealized gains
         and losses, net of tax........................ $19,242  (5,511) 18,679
                                                        =======  ======  ======

 Sales of Securities

  Gross realized investment gains and losses and proceeds from the sale of investments for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                            1997    1996  1995
                                                          --------  ----  -----
      Fixed maturities:
        Gross realized gains............................. $  2,597  658   1,820
        Gross realized losses............................     (238)  --      (8)
                                                          --------  ---   -----
                                                          $  2,359  658   1,812
                                                          ========  ===   =====
      Equity securities:
        Gross realized gains............................. $  1,987   --     806
        Gross realized losses............................       --  (52)     --
                                                          --------  ---   -----
                                                          $  1,987  (52)    806
                                                          ========  ===   =====
      Other investments:
        Gross realized gains............................. $  1,239  593      --
        Gross realized losses............................       --   --      --
                                                          --------  ---   -----
                                                          $  1,239  593      --
                                                          ========  ===   =====
      Proceeds from sale of fixed maturity securities
       (calls and maturities excluded)................... $140,985   --   7,075
                                                          ========  ===   =====

                        HIGHLANDS INSURANCE GROUP, INC.

6. DIVIDENDS FROM SUBSIDIARIES AND STATUTORY INFORMATION

  The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 1998, the total maximum amount of dividends which can be paid without such approval is approximately $30.6 million.

  Combined net income and policyholders' surplus of the Company's combined insurance subsidiaries, as determined in accordance with statutory accounting practices, follows (in thousands):

                                                             1997  1996   1995
                                                            ------ -----  -----
      Net income (loss).................................... $ 18.5  (2.0) (78.5)
                                                            ====== =====  =====
      Policyholders' surplus............................... $333.1 188.5  180.0
                                                            ====== =====  =====

  The National Association of Insurance Commissioners (NAIC) adopted risk based capital (RBC) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk for a company's mix of products and its balance sheet. LMI, whose surplus was within the company action level, (as defined by the NAIC), at December 31, 1997, has ceased writing insurance and is in runoff. During December 1997, Highlands Group contributed $10 million to LMI to facilitate the runoff of LMI's business. LMI previously submitted a corrective action plan to the Ohio Insurance Department which accepted the plan. SCIC's surplus was within the regulatory action level (as defined by the NAIC) at December 31, 1997. The Company is submitting a corrective action plan to the North Carolina Insurance Department which will place SCIC above the company action level upon implementation of the plan. Management believes that the regulatory matters concerning LMI and SCIC will not have a material impact on the Company's results of operations or financial position. The remaining insurance subsidiaries have an RBC amount above the company action level, as defined by the NAIC.

  The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist state Insurance Commissioners to oversee the financial condition of insurance companies operating in their respective states. If the review confirms that the insurer's situation should be accorded the highest surveillance priority, the insurer receives a "first priority" designation. The "second priority" and "third priority" designations signify recommendations for lower levels of increased regulatory attention. LMI received "first priority" designation and Highlands Insurance Company (HIC) and SCIC received "second priority" designation as a result of the review of each company's financial ratio results and statutory annual statements for 1996. Although its ratios did not fall outside the usual range, NNCC received a "third priority" designation due to reinsurance recoverables, underwriting results and affiliated transactions. PAIC, which had three ratios outside the usual range, received a "first priority" designation due to underwriting results, affiliated transactions and change in surplus and writings. The NAIC's review of each company's financial ratio results and statutory annual statements for 1997 has not been completed.

7. FEDERAL AND FOREIGN INCOME TAXES

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

                        HIGHLANDS INSURANCE GROUP, INC.

  The tax-sharing arrangement resulted in Halliburton acquiring the domestic deferred tax assets and liabilities from its domestic subsidiaries. In contemplation of Halliburton's distribution of its Highlands Group's shares, Halliburton contributed to Highlands the net deferred tax assets attributable to Highlands which Highlands Group recorded as a contribution to capital. The contribution of the net deferred tax asset is considered a non-cash financing transaction for the purposes of the statement of cash flows. Based upon the tax-free nature of the Distribution of Highlands Group from Halliburton, the deferred tax asset attributes are available to Highlands Group.

  The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance as of December 31, 1997 and 1996, respectively, follow (in thousands):

                                                                 1997     1996
                                                                -------  ------
      Deferred tax assets--
        Loss and loss adjustment expense reserves.............. $56,606  33,382
        Net operating loss carryforward........................  39,992  20,023
        Unearned premiums......................................   9,946   2,005
        Vacation and employee benefit reserves.................   1,518     760
        Policyholder dividends.................................     392     350
        Unearned discounts on processing fees..................   4,169      --
        Bad debt reserves......................................   2,111     788
        Other..................................................   2,684     574
                                                                -------  ------
          Gross deferred tax assets............................ 117,418  57,882
        Valuation allowance.................................... (19,567) (5,204)
                                                                -------  ------
          Net deferred tax assets..............................  97,851  52,678
                                                                -------  ------
      Deferred tax liabilities--
        Accrued retrospective premiums.........................   8,629   8,489
        Deferred acquisition costs.............................  11,310   2,253
        Net unrealized gain on investments.....................  10,998   1,636
        Other..................................................   2,871   3,174
                                                                -------  ------
          Gross deferred tax liabilities.......................  33,808  15,552
                                                                -------  ------
            Net deferred tax asset............................. $64,043  37,126
                                                                =======  ======

  The realization of the net deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. The net deferred tax asset is net of valuation allowances of $19.6 and $5.2 million as of December 31, 1997 and 1996, respectively. The valuation allowances are based upon management's assessment that it is more likely than not that the portion of the deferred tax asset related to American Reliance's and Highlands (UK)'s net operating loss carryforwards will not be realized. Based upon the anticipated future earnings, historical profitability of Highland's domestic operations, projected reversal of the temporary differences, tax planning strategies available if required and all other available evidence, both positive and negative, management has concluded it is more likely than not that the net deferred tax asset will be realized. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable.

                        HIGHLANDS INSURANCE GROUP, INC.

  The income tax expense (benefit) was different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons (in thousands):

                                                     1997     1996      1995
                                                    -------  -------  --------
Income (loss) before income taxes.................. $18,519  (17,441) (120,742)
Tax rate...........................................      35%      35%       35%
                                                    -------  -------  --------
  Application of the tax rate......................   6,482   (6,104)  (42,260)
Tax effect of:
  Tax-exempt interest..............................  (4,731)  (5,889)   (6,881)
  Other............................................     (68)    (105)    1,573
                                                    -------  -------  --------
  Income tax expense (benefit) before adjustment...   1,683  (12,098)  (47,568)
  Net operating loss utilized by former affiliates,
   not recognizable by Highlands...................      --       --    47,568
                                                    -------  -------  --------
  Income tax expense (benefit)-deferred............ $ 1,683  (12,098)       --
                                                    =======  =======  ========

8. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       1997    1996     1995
                                                      ------- ------  --------
NUMERATOR:
  Net income (loss), as reported..................... $16,836 (5,343) (120,742)
  Effect of dilutive securities--after tax debt
   expense applicable to convertible subordinated
   debentures........................................      --     --        --
                                                      ------- ------  --------
  Numerator for diluted earnings (loss) per common
   share--income available to common stockholders
   after assumed conversions......................... $16,836 (5,343) (120,742)
                                                      ======= ======  ========
DENOMINATOR:
  Denominator for basic earnings (loss) per share--
   weighted average shares...........................  12,600 11,448    11,448
  Effect of dilutive securities:
    Common stock warrants and outstanding stock
     options (based on treasury stock method)........   2,788     --        --
    Convertible subordinated debentures..............      --     --        --
                                                      ------- ------  --------
  Denominator for diluted earnings per share--
   adjusted weighted average shares and assumed
   conversions.......................................  15,388 11,448    11,448
                                                      ======= ======  ========
  Basic earnings (loss) per share.................... $  1.34   (.47)   (10.55)
  Diluted earnings (loss) per share.................. $  1.09   (.47)   (10.55)

  The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during 1997, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. Earnings (loss) per share for 1995 has been computed based upon 11,448,208 shares of Company Common Stock distributed on January 23, 1996.

                        HIGHLANDS INSURANCE GROUP, INC.

9. DEBT OUTSTANDING

  On April 30, 1997, the Company entered into a $65 million Credit Agreement, with a consortium of banks. The Credit Agreement, which contains customary terms and restrictions, currently provides for an interest rate of LIBOR plus 75 to 150 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. The average interest rate for the year ended December 31, 1997 was 7.2%. The Company is in compliance with the covenants in the Credit Agreement, including various financial covenants and restrictions.

  On January 23, 1996, Highlands Group issued $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures) due December 31, 2005, together with Series A and A-2 (collectively the "Series A Warrants") and B and B-2 (collectively the "Series B Warrants") common stock purchase warrants, to Insurance Partners, L.P., and Insurance Partners Offshore (Bermuda), L.P. (collectively "IP") and certain members of the Company's management team (Management Investors). The Company received $60 million in cash from IP and the Management Investors and individual promissory notes (each, a "Note" and, collectively, the "Notes") in the aggregate principal amount of $2.85 million made by the individual Management Investors without personal liability and secured by a pledge of Debentures. The Debentures issued in exchange for the Management Investors Notes were issued pursuant to a Purchase, Redemption and Bonus Agreement (the "Purchase Agreement").

  The carrying values of the Debentures, Series A Warrants and Series B Warrants at the Distribution date were determined by allocating the $62.85 million purchase price based upon the estimated relative fair value of such securities. The estimated fair value of the Series A Warrants and Series B Warrants amounting to $8.2 million was recorded in paid-in capital, net of $.8 million of Debentures' acquisition costs. The debt discount related to the value allocated to the Series A Warrants and Series B Warrants is being amortized over the ten-year life of the Debentures and amounted to $.8 million for the year ended December 31, 1997.

  The Debentures are convertible, at the option of the holders, into Common Stock of Highlands Group. If all of the Debentures are converted into Highlands Group Common Stock at the conversion price of $16.16 per share, the holders would receive approximately 3.9 million shares of Highlands Group Common Stock and have an ownership interest in Highlands Group of approximately 23%. Interest on the Debentures is payable semi-annually in cash at 10% per annum. Highlands Group can redeem the Debentures at any time after December 3, 2002. Total interest expense incurred and paid on the Debentures was $6.0 million and $5.6 million in 1997 and 1996, respectively. The total amortization of debt discount and acquisition costs related to the Debentures was $1.3 million in 1997 and 1996.

  The detachable Series A Warrants enable the holders to purchase Highlands Group Common Stock at an exercise price of $10.87 per share, equal to an additional ownership interest in Highlands Group of approximately 19% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately 4.0 million shares of Common Stock of Highlands Group. The exercise price of Highlands Group Common Stock into which the Series A Warrants are exercisable is subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment reduced the exercise price by $2.02 and $1.80 per share in 1997 and 1996, respectively. The detachable Series A Warrants expire on December 31, 2005.

  The detachable Series B Warrants enable the holders to purchase Highlands Group Common Stock at an exercise price of $10.87 per share, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by the holders in the event that the average closing market price of Highlands Group Common Stock exceeds 1.61 times the exercise price for any 30 consecutive trading days between January 1,

                        HIGHLANDS INSURANCE GROUP, INC.

1999 and December 31, 2000. If all of the Series B Warrants were exercised, the holders would receive approximately 1.0 million additional shares of Highlands Group Common Stock. The exercise price of Highlands Group Common Stock into which the Series B Warrants are exercisable is subject to the same adjustment as the Series A Warrants. The detachable Series B Warrants expire on December 31, 2005.

  The Purchase Agreement further provides for a bonus to be paid to each Management Investor on the fifth anniversary of the Purchase Agreement if the average closing price of the Company Common Stock is equal to or greater than prices expressed as a percentage of the exercise price of the Series A Warrants (as adjusted from time to time) and specified in the Purchase Agreement (the "Bonus Trigger Stock Price"). The amount of the bonus is stated as a percentage of a maximum bonus amount separately determined for each Management Investor and equal to the aggregate principal amount of each Management Investor's Note. If the Bonus Trigger Stock Price is at least 1.40 times but less than 1.50 times the Series A Warrant exercise price, the bonus is 25% of the maximum bonus amount, 50% if the Bonus Trigger Stock Price is at least 1.50 but less than 1.61 times the Series A Warrant exercise price and 100% if the Bonus Trigger Stock Price is 1.61 times the Series A Warrant exercise price or higher.

  If the Debentures are converted into Common Stock of Highlands Group and the Series A and B Warrants are utilized by the holders to purchase Common Stock of Highlands Group, IP and the Management Investors will have an ownership interest in Highlands Group of approximately 40%.

10. REINSURANCE

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

  Based upon its evaluations of reinsurers, the Company has established an allowance for uncollectible reinsurance ($2.2 million and $2.4 million as of December 31, 1997 and 1996, respectively) or does not record certain contracts as ceded business but retains these amounts ($18.2 million and $16.9 million as of December 31, 1997 and 1996, respectively) as loss reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring accurate information for certain reinsurers, including Lloyds' syndicates and members, the Company believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to its domestic book of business and reinsurers that are not authorized reinsurers as determined by the appropriate Department of Insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances IBNR. As of December 31, 1997, such collateral totaled approximately $20.3 million.

  The Company's three largest recoverables as of December 31, 1997, were approximately $129.7 million with Underwriters at Lloyds of London, $133.0 million with American Reinsurance Company and $55.0 million with General Reinsurance Company. American Re-insurance Company and General Reinsurance Company are rated by A. M. Best A+ and A++ rating, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

  The effects of assumed and ceded reinsurance on net premiums and losses follows (in thousands):

                                             DIRECT  ASSUMED   CEDED      NET
                                            -------- -------  --------  -------
Year ended December 31, 1997--
  Written premiums......................... $342,414   3,631   (68,308) 277,737
  Earned premiums.......................... $367,630  (8,879)  (46,758) 311,993
  Loss and loss adjustment expense
   incurred................................ $273,114  79,269  (105,904) 246,479
                                            ======== =======  ========  =======
Year ended December 31, 1996--
  Written premiums......................... $147,474  11,072   (23,495) 135,051
  Earned premiums.......................... $160,776  13,903   (22,631) 152,048
  Loss and loss adjustment expense
   incurred................................ $159,611  53,548   (56,570) 156,589
                                            ======== =======  ========  =======
Year ended December 31, 1995--
  Written premiums......................... $210,052  24,323   (32,810) 201,565
  Earned premiums.......................... $204,508  26,991   (30,053) 201,446
  Loss and loss adjustment expense
   incurred................................ $273,488 188,089  (161,324) 300,253
                                            ======== =======  ========  =======

11. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

  The Company establishes loss reserves which are estimates of future payments of reported and unreported claims for losses and the related expenses with respect to insured events that have occurred. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business. The process requires reliance upon estimates based on available data that reflect past experience, current trends and other information and the exercise of informed judgment. As information develops that varies from experience, provides additional data or, in some cases, augments data that previously were not considered sufficient for use in determining reserves, changes in the Company's estimate of ultimate liabilities may be required. The effect of these changes, net of reinsurance, is charged or credited to income for the periods in which they are determined.

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

                        HIGHLANDS INSURANCE GROUP, INC.

  In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. However, future changes in estimates of the Company's liability for insured events may adversely affect results in future periods although such effects cannot be reasonably estimated.

  The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expense reserves for each of the last three years (in thousands).

                                                     1997      1996      1995
                                                  ---------- --------- ---------
Balance at January 1............................. $1,156,824 1,253,627 1,149,173
  Acquisition of American Reliance...............    520,719        --        --
  Less--Reinsurance recoverables.................    652,449   599,558   557,096
                                                  ---------- --------- ---------
Net balance......................................  1,025,094   654,069   592,077
                                                  ---------- --------- ---------
Incurred related to--
  Current year...................................    230,033   133,717   156,683
  Prior year-
    Asbestos and environmental...................      5,433     6,557    81,795
    All other....................................     11,013    16,315    61,775
                                                  ---------- --------- ---------
  Total prior year...............................     16,446    22,872   143,570
                                                  ---------- --------- ---------
    Total incurred...............................    246,479   156,589   300,253
                                                  ---------- --------- ---------
Paid related to--
  Current year...................................    120,705    37,020    39,846
  Prior year
    Asbestos and environmental...................      6,812     7,855    16,630
    All other....................................    231,350   155,666   181,785
                                                  ---------- --------- ---------
  Total prior year...............................    238,162   163,521   198,415
                                                  ---------- --------- ---------
    Total paid...................................    358,867   200,541   238,261
                                                  ---------- --------- ---------
Net balance at December 31.......................    912,706   610,117   654,069
  Add--Reinsurance recoverables..................    692,668   546,707   599,558
                                                  ---------- --------- ---------
Balance at December 31........................... $1,605,374 1,156,824 1,253,627
                                                  ========== ========= =========

  As a result of changes in estimates of insured events in prior years, primarily environmental and pollution claims, the provision for losses and loss adjustment expenses (net of reinsurance recoveries of $112.5 million, $47.8 million and $152.9 million for 1997, 1996 and 1995, respectively) increased by $16.4 million in 1997, $22.9 million in 1996 and $143.6 million in 1995.

  As the result of an extensive review conducted in the third quarter of 1995, the Company increased loss and loss adjustment expense reserves by $117 million in the third quarter of 1995. The review process consisted of gathering new information and refining prior estimates, with a major focus on assumed reinsurance and overall environmental and asbestos exposures. For 1997, 1996 and 1995, the Company recognized $5.4 million, $6.6 million and $81.8 million, respectively, of adverse development related to environmental and asbestos exposures.

  Losses incurred in 1995 and related to prior years for all other is primarily related to Highlands (UK) and assumed casualty reinsurance exposures amounted to $32.9 million.

12. EMPLOYEE BENEFITS

  The Company has a retirement and savings plan (defined contribution plan) for which all employees are eligible to participate. The Company's contributions are restricted to amounts authorized annually by the board

                        HIGHLANDS INSURANCE GROUP, INC.

of directors. Employees, at their option, may contribute a portion of their eligible earnings to the plan. Retirement benefits are based on the balance in each employee's account, including the amount vested in employer contributions. The plan may be canceled at any time at the option of the Company. The Company's contributions to the plan for 1997, 1996 and 1995 were approximately $1.3 million, $.6 million and $1.5 million, respectively.

13. STOCK COMPENSATION PLANS

  At December 31, 1997, the Company had two types of stock-based compensation plans, a stock option plan and a restricted stock plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for the grant of options to acquire Company Common Stock prior to the Distribution and prior to a market price for Company Common Stock. However, no compensation cost has been recognized for shares issued subsequent to the Distribution which are issued with an exercise price equal to the market value at date of grant. The compensation cost that has been charged against income for its stock-based plans was $500,000 and $700,000 for 1997 and 1996, respectively. Had all compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                                  1997    1996
                                                                 ------- ------
      Net income (loss)............................. As reported $16,836 (5,343)
                                                     Pro forma   $15,568 (6,609)
      Basic earnings (loss) per share............... As reported $  1.34   (.47)
                                                     Pro forma   $  1.24   (.58)
      Diluted earnings (loss) per share............. As reported $  1.09   (.47)
                                                     Pro forma   $  1.01   (.58)

 Stock Option Plan

  Pursuant to the Company's 1995 Stock Option Plan, Highlands Group may grant either incentive stock options (ISO) or non-qualified stock options (NQSO). The exercise price for each share subject to an option will be an amount that the Compensation Committee determines, in its good faith judgment. In the case of ISOs, however, the exercise price per share may not be less than the amount the Committee determines, in its good faith judgment, to be not less than 100% of the fair value of the Company's common stock on the date the option is granted. Options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that are reserved for issuance under all option plans is 1,200,000 at December 31, 1997. A summary of the status of the Company's stock option plans at December 31, 1997 and changes during the two years then ended is presented below:

                                                 1997               1996
                                           ------------------ ------------------
                                                    WEIGHTED-          WEIGHTED-
                                                     AVERAGE            AVERAGE
                                           SHARES   EXERCISE  SHARES   EXERCISE
FIXED OPTIONS                               (000)     PRICE    (000)     PRICE
-------------                              -------  --------- -------  ---------
Outstanding at beginning of year.......... 486,000   $15.03        --   $   --
Granted................................... 333,000   $20.31   522,000   $15.03
Exercised................................. (10,599)  $14.69        --       --
Forfeited................................. (56,418)  $17.06   (36,000)  $15.02
                                           -------   ------   -------   ------
Outstanding at end of year................ 751,983   $17.22   486,000   $15.03
                                           =======            =======
Options exercisable at year-end........... 125,589               None
                                           =======            =======

                        HIGHLANDS INSURANCE GROUP, INC.

                                                           1997  1997
                                                           ----- ----
      Weighted-average estimated per share fair value of
       options granted:
        Issued prior to the distribution.................. $  -- 9.92
        Issued equal to market value...................... $6.80 7.88

  The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                            NUMBER     REMAINING  AVERAGE    NUMBER    AVERAGE
                          OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
RANGE OF EXERCISE PRICES  AT 12/31/97    LIFE      PRICE   AT 12/31/97  PRICE
------------------------  ----------- ----------- -------- ----------- --------
$14.69-19.25.............   420,733      8.02      $14.71    116,925    $14.72
$19.38-23.56.............   331,250      9.27      $20.41      8,664    $20.71
                            -------                          -------
$14.69-23.56.............   751,983      8.57      $17.22    125,589    $15.13
                            =======                          =======

  The fair value of stock options granted during the year ended December 31, 1997 was $2.3 million. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

  The following weighted average assumptions were used for grants in 1997 and 1996, respectively: dividend yields of -0- percent, expected volatilities of 15 percent, risk-free interest rates of 5.8 percent and 6.5 percent, and expected terms of 6.5 years.

 Restricted Stock Plans

  In May 1997, the Company adopted a restricted stock plan (Restricted Stock
Plan) pursuant to which participants are granted an award of shares of the Company's Common Stock (Restricted Stock) subject to restrictions. The number of restricted shares granted to each participant is equal to the number of shares of Common Stock of the Company, if any, that the participant purchases under the Restricted Stock Plan. There are restrictions as to the transferability of the restricted shares, which restrictions lapse on the fifth anniversary from the date of issuance if the closing price of the Company Common Stock is equal to or greater than the prices expressed as a percentage of the price on the date of issuance (the "Restricted Stock Trigger Price"). If the Restricted Stock Trigger Price is at least 1.40 times but less than 1.50 times the price on the date of issuance, 75% of the restricted shares shall be forfeited and transferred to the Company, 50% if the Restricted Stock Trigger Price is at least 1.50 times but less than 1.61 times the price on the date of issuance and 0% if the Restricted Stock Trigger Price is 1.61 times the price on date of issuance or higher. Termination of employment with the Company during the restricted period will also cause the restricted shares to be forfeited and transferred to the Company.

  As of December 31, 1997, the number of shares of stock reserved under the Restricted Stock Plan is 100,000. The Company granted 63,525 shares of Restricted Stock at a weighted average fair value of $23.20 per share during 1997. Restricted Stock is considered issued and outstanding when awarded. As of December 31, 1997, 391 restricted shares have been forfeited to the Company. The fair market value of restricted stock on the date of issuance has been recorded as a deferred expense and included as a component of Stockholder's Equity. No amortization of the deferred expense was recorded in 1997. The deferred expense will be amortized over the remaining vesting period once certain closing prices of the Company common stock are achieved.

                        HIGHLANDS INSURANCE GROUP, INC.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The carrying values and estimated fair values of financial instruments at December 31, 1997 and 1996, were as follows (in thousands):

                                                   1997               1996
                                           -------------------- ----------------
                                            CARRYING    FAIR    CARRYING  FAIR
                                           ---------- --------- -------- -------
Assets:
  Fixed maturity securities............... $1,166,585 1,166,585 680,397  692,351
  Equity securities....................... $    1,554     1,554  26,967   26,967
  Other investments....................... $    4,061     4,061   3,770    3,770
  Cash and cash equivalents............... $   60,717    60,717  49,484   49,484
  Premium installment receivables......... $    1,807     1,807   4,145    4,145
  Accrued investment income............... $   16,459    16,459  12,600   12,600
Liabilities:
  Convertible subordinated debentures..... $   56,229    60,000  55,452   60,000
  Senior bank debt........................ $   65,000    65,000      --       --

  Fair values for fixed maturity securities are based on quoted market prices, where available. If quoted market prices were not available, fair values were determined by dealers specializing in those securities. Equity securities are valued based on quoted market prices. Cash and cash equivalents, premium installment receivables, accrued investment income and other investments are valued at their carrying value as they are highly liquid financial assets with maturities of less than one year. The fair value for convertible subordinated debentures was estimated using discounted cash flow calculations based upon Highlands Group's current incremental borrowing for similar types of borrowing arrangements. The senior bank debt is carried at fair value.

15. CONTINGENT LIABILITIES

 Year 2000

  Highlands Division. The Highlands Division is creating a new processing platform for its business. A by-product of this will be a processing platform that is year 2000 compliant. The new platform will be composed of three major sub-systems: policy administration; claim administration; and management and financial reporting. The policy administration component, in part internally developed but substantially purchased, will permit the processing of year 2000 business on a new and renewal basis starting in the fourth quarter of 1998. Conversion to the new system will take approximately one year. The claim administration component will also be purchased and is planned for full conversion during the second quarter of 1999. The management and financial reporting system is made up of a series of deliverables starting with the implementation of a new general ledger in 1996 and concluding with a full reporting system in the second half of 1999.

                        HIGHLANDS INSURANCE GROUP, INC.

  Based on the foregoing schedule, the Company believes that the new processing platform for the Highlands Division will be fully operational by the end of 1999.

  American Reliance Division. In 1994, American Reliance, working with an outside vendor, began a project to create a single processing platform for all of its business that, among other things, would be able to process its year 2000 and subsequent business and related claims. In August 1997, Phase One of this project, covering new and renewal business for a portion of the commercial multiple peril line and the commercial automobile, general liability and personal lines, representing approximately 70% of the Division's business, began to be implemented on a new and renewal business basis. The American Reliance Division is currently processing business on this new platform. Implementation of Phase One is scheduled to be completed between August and November 1998.

  Phase Two of the project, covering the balance of the commercial multiple peril line and the workers compensation and commercial umbrella lines, representing the balance of the Division's business, is expected to commence implementation in October 1998 and is scheduled to be completed by October 1999. Based on this schedule, the Company believes that the new processing platform for the American Reliance Division will be completely operational by the end of 1999.

  The American Reliance Division will use the financial reporting system being implemented by the Highlands Division, once the system is operational. The cost of the above items relates to replacing the Company's legacy systems. The cost of addressing year 2000 specific issues is not expected to be material.

  The Company believes that, with modifications to existing software and converting to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

 Other

  The Company is a party to various claims and legal actions arising in the ordinary course of its insurance business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

 Leases

  At December 31, 1997, the Company was obligated under noncancelable operating leases, expiring on various dates through 2002, principally for office space and computer software. Future aggregate minimum rentals on noncancelable operating leases are as follows: $5.4 million in 1998, $4.4 million in 1999, $2.7 million in 2000, $1.3 million in 2001 and $.1 million thereafter.

  The Company's gross rental expense was approximately $6.6 million, $4.5 million and $5.3 million for 1997, 1996 and 1995, respectively.

16. BUSINESS CONCENTRATION AND FOREIGN OPERATIONS

  In the normal course of business, the Company underwrites risks of Halliburton and various subsidiaries and affiliates of Halliburton. During 1997, 1996 and 1995, net premiums earned from Halliburton aggregated approximately $44.7 million, $30.7 million and $54.2 million, respectively.

  A portion of this business is retrospectively rated, meaning that ultimate premiums will approximate ultimate losses plus certain expenses. Future premiums due from Halliburton under these retrospective arrangements approximate $85.3 million and $68.4 million at December 31, 1997 and 1996, respectively.

  The Company's United Kingdom operations as a percentage of the Company's consolidated revenues, loss before income taxes and identifiable assets amounted to 2.5%, 8.5% and 16.0% and 2.5%, 22.1% and 17.2%, respectively, as of and for the years ended December 31, 1996 and 1995. The amounts are not material for 1997.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1997 and 1996 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown. The earnings per share amounts for each 1996 quarter and the first three quarters of 1997 have been restated to comply with SFAS No. 128.

QUARTER ENDED                                 MARCH 31 JUNE 30  SEPT 30 DEC 31
-------------                                 -------- -------  ------- -------
                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)
1997
  Net premiums earned........................ $29,715   78,675  107,640  95,963
  Total revenues............................. $43,056   97,723  130,728 120,454
  Total expenses............................. $39,507  100,544  123,058 110,333
  Net income (loss).......................... $ 2,957   (2,268)   6,744   9,403
  Earnings (loss) per common share:
    Basic.................................... $   .26     (.18)     .51     .71
    Diluted.................................. $   .22     (.18)     .40     .52
1996
  Net premiums earned........................ $46,836   40,018   35,057  30,137
  Total revenues............................. $59,963   52,932   47,814  43,526
  Total expenses............................. $59,699   57,158   46,333  58,486
  Net income (loss).......................... $   214   (3,506)   1,233  (3,284)
  Earnings (loss) per common share:
    Basic.................................... $   .02     (.31)     .11    (.29)
    Diluted.................................. $   .02     (.31)     .11    (.29)

                        HIGHLANDS INSURANCE GROUP, INC.

                                   SCHEDULE I

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31,1997
                                 (IN THOUSANDS)

                                                                    AMOUNT AT
                                                                   WHICH SHOWN
                                             AMORTIZED    FAIR       IN THE
TYPE OF INVESTMENT                              COST      VALUE   BALANCE SHEET
------------------                           ---------- --------- -------------
At December 31, 1997
 Fixed maturity securities available-for-
  sale:
  United States Government and government
   agencies.................................  $ 272,708   276,405     276,405
  States, municipalities and political
   subdivisions.............................    174,587   189,526     189,526
  Mortgage-backed securities................    411,469   417,555     417,555
  Corporate securities......................    272,908   282,487     282,487
  Foreign governments.......................         89       116         116
  Sinking fund preferred stock..............        488       496         496
                                             ---------- ---------   ---------
                                              1,132,249 1,166,585   1,166,585
 Equity securities..........................      1,410     1,554       1,554
                                             ---------- ---------   ---------
    Total securities, available-for-sale....  1,133,659 1,168,139   1,168,139
                                             ---------- ---------   ---------
 Other investments..........................      4,061     4,061       4,061
                                             ---------- ---------   ---------
    Total investments....................... $1,137,720 1,172,200   1,172,200
                                             ========== =========   =========


                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                              -----------------
                           ASSETS                               1997     1996
                           ------                             --------  -------
Investment in subsidiaries................................... $464,095  263,312
Fixed maturity securities:
  Available-for-sale, at fair value..........................    5,033   24,475
  Cash and cash equivalents..................................    1,285   22,549
  Accrued investment income..................................       86      373
  Net deferred tax asset.....................................      572    2,238
  Taxes receivable from subsidiaries.........................    3,823       --
  Deferred debt expense......................................    3,984    4,482
  Other assets...............................................    3,208    3,204
                                                              --------  -------
    Total assets............................................. $482,086  320,633
                                                              ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Senior bank debt............................................. $ 65,000       --
Convertible subordinated debentures..........................   56,229   55,452
Payable to subsidiaries......................................      508      196
Accounts payable and accrued liabilities.....................    9,690    1,510
                                                              --------  -------
    Total liabilities........................................  131,427   57,158
                                                              --------  -------
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized;
   13,187,273 and 11,448,208 issued and outstanding in 1997
   and 1996, respectively....................................      132      114
  Preferred stock, $1,000 par value; 21,366 shares
   authorized, issued and outstanding in 1997................   21,366       --
  Additional paid-in capital.................................  223,460  192,273
  Net unrealized gain on investments, net of tax.............   22,278    3,036
  Deferred compensation on restricted stock..................   (1,465)      --
  Retained earnings..........................................   84,888   68,052
                                                              --------  -------
    Total stockholders' equity...............................  350,659  263,475
                                                              --------  -------
    Total liabilities and stockholders equity................ $482,086  320,633
                                                              ========  =======


                      See accompanying auditor's report..

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER COMMON SHARE DATA)

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                    -------------------------
                                                     1997    1996      1995
                                                    ------- -------  --------
Revenues:
  Net investment income............................ $ 1,507   2,539        --
  Affiliated interest income.......................      --      --       115
                                                    ------- -------  --------
    Total revenues.................................   1,507   2,539       115
                                                    ------- -------  --------
Equity in net income (loss) of subsidiaries........  24,854  (1,186) (120,857)
                                                    ------- -------  --------
Expenses:
  Interest expense.................................  10,210   5,639        --
  Debt amortization................................   1,411   1,264        --
  Other expenses...................................   2,222   2,031        --
                                                    ------- -------  --------
    Total expenses.................................  13,843   8,934        --
                                                    ------- -------  --------
  Income (loss) before income tax benefit..........  12,518  (7,581)       --
  Income tax benefit...............................   4,318   2,238        --
                                                    ------- -------  --------
    Net income (loss).............................. $16,836 $(5,343) (120,742)
                                                    ======= =======  ========
Earnings (loss) per common share:
  Basic............................................ $  1.34    (.47)   (10.55)
  Diluted.......................................... $  1.09    (.47)   (10.55)
Weighted average number of common shares outstand-
 ing:
  Basic............................................  12,600  11,448    11,448
  Diluted..........................................  15,388  11,448    11,448


                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                   ---------------------------
                                                     1997     1996      1995
                                                   --------  -------  --------
Cash flow from operating activities:
  Net income (loss)............................... $ 16,836   (5,343) (120,742)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Equity in net (income) loss of subsidiaries...  (24,854)   1,186   120,857
    Debt amortization.............................    1,411    1,264        --
    Dividends received from subsidiaries..........    5,000    3,000       500
    Decrease (increase) in net deferred tax asset.    1,634   (2,238)       --
    Increase in taxes receivable from
     subsidiaries.................................  (3,823)       --        --
    Changes in other operating assets and
     liabilities..................................    6,371    1,038        --
                                                   --------  -------  --------
      Total adjustments...........................  (14,261)   4,250   121,357
                                                   --------  -------  --------
    Net cash provided by (used in) operating
     activities...................................    2,575  (1,093)       615
                                                   --------  -------  --------
Cash flows from investing activities:
  Maturities or calls of fixed maturity securities
   available-for-sale.............................   34,520       --        --
  Investment purchases of fixed maturity
   securities available-for-sale..................  (14,978) (24,475)       --
  Acquisition of subsidiary, net..................  (15,000)      --        --
  Capital contributions to subsidiaries...........  (53,244) (52,174)  (20,834)
  Cash returned by (sent to) former affiliates,
   net............................................       --    3,800      (615)
  Payment of acquisition expenses.................   (3,730)      --        --
  Other proceeds..................................       92       --        --
  Proceeds from disposal of subsidiary, net.......       --       22        --
                                                   --------  -------  --------
      Net cash used in investing activities....... $(52,340) (72,827)  (21,449)
                                                   --------  -------  --------
Cash flows from financing activities:
  Proceeds from senior bank debt..................   65,000       --        --
  Proceeds from issuance of convertible
   subordinated debentures........................       --   60,000        --
  Payment for debt issuance expense...............   (1,017)  (5,705)       --
  Repayment of acquired bank debt.................  (35,638)      --        --
  Issuance of Common Stock........................      156       --        --
  Contribution from former parent of net current
   tax asset......................................       --   42,174    20,834
                                                   --------  -------  --------
      Net cash provided by financing activities...   28,501   96,469    20,834
                                                   --------  -------  --------
Net (decrease) increase in cash and cash
 equivalents...................................... (21,264)   22,549        --
Cash and cash equivalents at beginning of year....   22,549       --        --
                                                   --------  -------  --------
Cash and cash equivalents at end of year.......... $  1,285   22,549        --
                                                   ========  =======  ========
Supplemental disclosure of cash flow information:
  Interest paid................................... $  8,803    5,639        --
                                                   ========  =======  ========

                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                      AS OF DECEMBER 31,
                                              ----------------------------------
                                               DEFERRED    LOSSES,
                                                POLICY     CLAIMS
                                              ACQUISITION AND LOSS  UNEARNED
PROPERTY/CASUALTY OPERATIONS                     COSTS    EXPENSES  PREMIUMS
----------------------------                  ----------- --------- --------
1997.........................................   $32,313   1,605,374 173,411
                                                =======   ========= =======
1996.........................................   $ 6,436   1,156,824  31,474
                                                =======   ========= =======
1995.........................................   $11,744   1,253,627  52,571
                                                =======   ========= =======

                                        FOR THE YEARS ENDED DECEMBER 31,
                         --------------------------------------------------------------
                                                        AMORTIZATION
                                              LOSS AND  OF DEFERRED
                                     NET        LOSS       POLICY      OTHER     NET
PROPERTY/CASUALTY        PREMIUM  INVESTMENT ADJUSTMENT ACQUISITION  OPERATING PREMIUMS
OPERATIONS               REVENUE    INCOME    EXPENSE      COSTS     EXPENSES  WRITTEN
-----------------        -------- ---------- ---------- ------------ --------- --------
1997.................... $311,993   74,383    246,479      86,103     40,860   277,737
                         ========   ======    =======      ======     ======   =======
1996.................... $152,048   50,988    156,589      28,829     36,258   135,051
                         ========   ======    =======      ======     ======   =======
1995.................... $201,446   48,529    300,253      39,671     33,411   201,565
                         ========   ======    =======      ======     ======   =======



                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                            SCHEDULE IV--REINSURANCE
                                 (IN THOUSANDS)

                                                                        PERCENT
                                                       ASSUMED            OF
                                            CEDED TO    FROM            AMOUNT
                                    DIRECT    OTHER     OTHER     NET   ASSUMED
                                    AMOUNT  COMPANIES COMPANIES AMOUNT  TO NET
                                   -------- --------- --------- ------- -------
Year ended December 31, 1997
  Property-liability insurance.... $367,630  (46,758)  (8,879)  311,993  (2.8%)
                                   ========  =======   ======   =======  ====
Year ended December 31, 1996
  Property-liability insurance.... $160,776  (22,631)  13,903   152,048   9.1%
                                   ========  =======   ======   =======  ====
Year ended December 31, 1995
  Property-liability insurance.... $204,508  (30,053)  26,991   201,446  13.4%
                                   ========  =======   ======   =======  ====




                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 ADDITIONS
                                    ------------------------------------
                         BALANCE AT  CHARGES TO                           BALANCE
                         BEGINNING     COSTS       OTHER                  AT END
                         OF PERIOD  AND EXPENSES ADDITIONS DEDUCTIONS(1) OF PERIOD
                         ---------- ------------ --------- ------------- ---------
Year ended December 31,
 1997
  Allowance for
   uncollectible
   reinsurance.........   $ 2,410         --         --          253       2,157
                          =======       ====        ===        =====       =====
Year ended December 31,
 1996
  Allowance for
   uncollectible
   reinsurance.........   $ 4,598         --         --        2,188       2,410
                          =======       ====        ===        =====       =====
Year ended December 31,
 1995
  Allowance for
   uncollectible
   reinsurance.........   $11,903       (763)        --        6,542       4,598
                          =======       ====        ===        =====       =====

--------
(1) Deductions in the allowance for uncollectible reinsurance represent write-offs, net of recoveries, of amounts determined to be uncollectible.


                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE VI

                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (IN THOUSANDS)

                                                       AS OF DECEMBER 31,
                                                 ------------------------------
                                                    1997      1996      1995
                                                 ---------- --------- ---------
Deferred policy acquisition costs............... $   32,313     6,436    11,744
Loss and loss adjustment expense reserves....... $1,605,374 1,156,824 1,253,627
Unearned premiums............................... $  173,411    31,474    52,571
                                                  FOR THE YEARS ENDED DECEMBER
                                                              31,
                                                 ------------------------------
                                                    1997      1996      1995
                                                 ---------- --------- ---------
Net premiums earned............................. $  311,993   152,048   201,446
Net investment income........................... $   74,383    50,988    48,529
Loss and loss adjustment expense incurred
  Current year..................................    230,033   133,717   156,683
  Prior year....................................     16,446    22,872   143,570
                                                 ---------- --------- ---------
                                                 $  246,479   156,589   300,253
                                                 ========== ========= =========
Amortization of deferred policy acquisition
 costs.......................................... $   86,103    28,829    39,671
Paid loss and loss adjustment expense........... $  358,867   200,541   238,261
Net premiums written............................ $  277,737   135,051   201,565


                       See accompanying auditor's report.