Form 10-Q
period 1998-03-31
HIGHLANDS INSURANCE GROUP INC
filed 1998-05-15
CIK 1002816

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                                FORM 10-Q


(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 X        OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the quarterly period ended March 31, 1998
                                   or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
-----
          For the transition period from          to
                                        ------    ------

                         Commission File Number
                                 1-14028
                     -------------------------------

                     HIGHLANDS INSURANCE GROUP, INC.
      ------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

            Delaware                              75-2370945
--------------------------------------  -------------------------
  (State or other jurisdiction of       (I.R.S. Employer
  incorporated or organization)           Identification No.)


  1000 Lenox Drive,
Lawrenceville, New Jersey                        08648
--------------------------------------  -------------------------
  (Address of principal executive              (Zip Code)
        offices)


Registrant's telephone number, including area code (609) 896-1921
                                                   -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such filing requirements for the past 90 days.

Yes  X  No
   ----    ----

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 31, 1998 was 13,195,431

                     HIGHLANDS INSURANCE GROUP, INC.

                            TABLE OF CONTENTS
                            -----------------

                     Part I - Financial Information


Item 1.   Financial Statements:                      Page No.
                                                     --------

     Consolidated Balance Sheets
       March 31, 1998(Unaudited) and
       December 31, 1997                                 3

     Consolidated Statements of Operations
       (Unaudited) - Three Months Ended
       March 31, 1998 and 1997                           5

     Consolidated Statements of Stockholders' Equity
       Three Months Ended March 31, 1998
       (Unaudited) and Year Ended December 31, 1997      6

     Consolidated Statements of Comprehensive
       Income                                            7

     Consolidated Statements of Cash Flows
       (Unaudited) - Three Months Ended March 31,
       1998 and 1997                                     8

     Condensed Notes to Unaudited Consolidated
       Financial Statements                             10

Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations    15


                       Part II - Other Information

Item 1. Legal Proceedings                               23

Item 6. Exhibits and Reports on Form 8-K                23

Signatures                                              24







                     HIGHLANDS INSURANCE GROUP, INC.

                       CONSOLIDATED BALANCE SHEETS

                             (In Thousands)

                                              March 31,    December 31,
                  ASSETS                        1998          1997
                 --------                   ------------  ------------
                                             (Unaudited)
Investments:
  Fixed income securities - available-for-
   sale, at fair value (amortized cost of
   $1,077,667 at 3/31/98 and $1,132,249
   at 12/31/97)                               $1,107,263     1,166,585
 Equity securities, at fair value
   (cost of $2,405 at 3/31/98 and
   $1,410 at 12/31/97)                             2,541         1,554
 Other invested assets, at cost                    4,058         4,061
                                               ---------     ---------
          Total investments                    1,113,862     1,172,200

Cash and cash equivalents                         61,408        60,717

Premiums in course of collection, net             86,819        84,977

Premiums due under retrospective policies        131,084       130,150

Receivable from reinsurers                       734,961       723,114

Prepaid reinsurance premiums                      13,942        24,451

Funds on deposit with reinsurers                  20,009        20,172

Net deferred tax asset                            66,535        64,043

Accrued investment income                         14,226        16,459

Deferred policy acquisition costs                 32,450        32,313

Other assets                                      50,543        38,060
                                               ---------     ---------

          Total assets                        $2,325,839     2,366,656
                                               =========     =========



   See Condensed Notes to Unaudited Consolidated Financial Statements.

                 CONSOLIDATED BALANCE SHEETS, Continued

                             (In Thousands)


                                             March 31,     December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY         1998            1997
  -------------------------------------    ------------    -----------
                                            (Unaudited)
Loss and loss adjustment expense
  reserves                                  $1,580,869      1,605,374

Unearned premiums                              161,302        173,411

Senior bank debt                                65,000         65,000

Convertible subordinated debenture s            56,425         56,229

Funds held                                      24,768         24,023

Accounts payable and accrued liabilities       104,867        113,326
                                             ---------      ---------
       Total liabilities                     1,993,231      2,037,363
                                             ---------      ---------


Stockholders' equity:
  Common stock, $.01 par value; 50,000,000
   shares authorized; 13,195,431 issued and
   outstanding in 1998, 13,187,273 issued
   and outstanding in 1997                         132            132
  Additional paid-in capital                   223,474        223,460
  Retained earnings                             91,274         84,888
  Accumulated other comprehensive income        17,728         20,813
                                             ---------      ---------
       Total stockholders' equity              332,608        329,293
                                             ---------      ---------
       Total liabilities and
stockholders' equity                        $2,325,839      2,366,656
                                             =========      =========



  See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                              (In Thousands)

                                                Three Months
                                               Ended March 31,
                                             ------------------
                                                1998      1997
                                              -------    -------
Revenues:
  Net premiums earned                        $ 83,230     29,715
  Net investment income                        20,793     12,857
  Net realized investment gains                 3,030        484
                                             --------   --------
            Total revenues                    107,053     43,056
                                             --------   --------

Expenses:
  Loss and loss adjustment expense incurred    59,029     27,831
  Underwriting expenses                        36,143      9,524
  Debt interest and amortization expense        3,071      1,798
  Other expenses                                  319        354
                                             --------   --------
            Total expenses                     98,562     39,507
                                             --------   --------

Income before income tax                        8,491      3,549
Income tax expense                              2,105        592
                                             --------   --------

           Net income                        $  6,386      2,957
                                             ========   ========
Earnings per common share:
   Basic                                     $    .48        .26
   Diluted                                   $    .37        .22
                                             ========   ========

Weighted average number of
  common shares outstanding:
   Basic                                       13,195     11,452
   Diluted                                     20,194     13,835
                                             ========   ========


   See Condensed Notes to Unaudited Consolidated Financial Statements.

                    HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (In Thousands)


                                          March 31,   December 31,
                                            1998         1997
                                          ---------    ---------
                                         (Unaudited)
Common stock:

 Balance, beginning of year              $    132         114
   Issuance of common stock, par value         -           18
                                         --------    --------
 Balance, end of period                       132         132
                                         --------    --------

Additional paid-in capital:
 Balance, beginning of year               223,460     192,273
   Issuance of common stock                    14      31,187
                                         --------    --------
 Balance, end of period                   223,474     223,460
                                         --------    --------
Retained earnings:
 Balance, beginning of year                84,888      68,052
  Net income                                6,386      16,836
                                         --------    --------
 Balance, end of period                    91,274      84,888
                                         --------    --------
Net unrealized gain (loss) on
 investments:
 Balance, beginning of year                22,278       3,036
  Change in net unrealized gain (loss),
   net of applicable federal income tax    (3,085)     19,242
                                         --------    --------

 Balance, end of period                    19,193      22,278
                                         --------    --------
Deferred compensation on restricted
 stock:
 Balance, beginning of year                (1,465)         -
   Issuance of restricted sto ck              -       (1,465)
                                         --------    -------

 Balance, end of period                    (1,465)    (1,465)
                                         --------   --------

Total stockholders' equity               $332,608    329,293
                                         ========   ========



   See Condensed Notes to Unaudited Consolidated Financial Statements.

                      HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (In Thousands)


                                        Three Months
                                            Ended      Year Ended
                                          March 31,     December
                                            1998        31, 1997
                                        -----------   -----------

Net income                                $ 6,386        16,836
                                         --------      --------
Other comprehensive income net of taxes:
 Change in unrealized gain on
   investments                             (3,085)       19,242
 Change in deferred compensation on
   restricted stock                            -         (1,465)
                                         --------      --------
Other comprehensive income                 (3,085)       17,777

Comprehensive income                      $ 3,301        34,613
                                         ========      ========





   See Condensed Notes to Unaudited Consolidated Financial Statements.

                     HIGHLANDS INSURANCE GROUP, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                             (In Thousands)
                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    1998       1997
                                                  -------    -------
Cash flows from operating activities:
  Net income                                     $  6,386      2,957
                                                 --------   --------
Adjustment to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                      881         37
   Net realized investment gains                   (3,030)      (484)
   Change in:
    Premiums in course of collection               (1,842)      5,131
    Premiums due under retrospective policies        (934)      2,179
    Receivables from reinsurers                   (11,847)    (14,934)
    Prepaid reinsurance premiums                   10,509         652
    Funds on deposit with reinsurers                  163      (2,106)
    Net deferred tax asset                          2,105         592
    Deferred policy acquisition costs                (137)        594
    Loss and loss adjustment expense reserves     (24,505)      5,536
    Unearned premiums                             (12,109)     (2,217)
    Funds held                                        745       3,237
    Other operating assets and liabilities        (21,507)     (5,628)
                                                 --------    --------
     Total adjustments                            (61,508)     (7,411)
                                                 --------    --------
     Net cash used in operating activities        (55,122)     (4,454)
                                                 --------    --------

Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available for sale     71,710       -
  Equity securities                                   986       2,162
  Other invested assets                                (5)        621
 Maturities or calls:
  Fixed maturity securities available for sale     58,892      18,486
  Fixed maturity securities held to maturity          -         5,972
Investment purchases:
  Fixed maturity securities available for sale    (74,818)    (13,028)
Net additions to property and equipment              (966)       (192)
                                                 --------    --------
     Net cash provided by investing activities     55,799      14,021
                                                 --------    --------
Cash flows from financing activities:
 Issuance of common stock                              14         -
                                                 --------    --------

     Net cash provided by financing activities         14         -
                                                 --------    --------
Net increase in cash and cash equivalents             691       9,567

Cash and cash equivalents at beginning of period   60,717      49,484
                                                 --------    --------
Cash and cash equivalents at end of period       $ 61,408      59,051
                                                 ========    ========

Supplemental disclosure of cash flow
information:

  Interest paid                                  $  1,209         -
                                                 ========    ========







   See Condensed Notes to Unaudited Consolidated Financial Statements.

                    HIGHLANDS INSURANCE GROUP, INC.

   CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1998






1.   Basis of Presentation
     ---------------------

The accompanying consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

Highlands Group is an insurance holding company for Highlands Insurance Company and its subsidiaries ("Highlands"), American Reliance, Inc. and its subsidiaries ("American Reliance") beginning April 30, 1997, and Highlands Holdings (U.K.) Limited and its subsidiary ("Highlands UK") (a foreign reinsurance company located in the United Kingdom) and certain other immaterial companies.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.   Acquisition
     -----------

On April 30, 1997, Highlands Group acquired Vik Brothers Insurance, Inc. and its subsidiaries ("VBI"). Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc. The acquisition was accounted for as a purchase and, accordingly, the financial results of American Reliance are included in these consolidated financial statements effective April 30, 1997.

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

3. American Reliance Acquisition - Pro forma Results of
   Operations
   ----------------------------------------------------

The following unaudited pro forma information presents the results of operations of the Company and American Reliance for the three months ended March 31, 1997 with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

                                              Three
                                             Months
                                              Ended
                                            March 31,
                                              1997
(In thousands, except per share data)        ------

Revenues                                   $ 128,887
Net income                                 $   1,485
Basic earnings per share                   $     .13
Diluted earnings per share                 $     .11

4.   Changes in Accounting Principles
     --------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Comprehensive income amounts have been presented to conform to the SFAS 130 requirements.

5.   Earnings Income Per Share
     -------------------------

In 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            Three Months Ended
                                                 March 31,
                                          -----------------------
                                             1998          1997
                                           -------       -------

NUMERATOR:
 Net income, as reported                   $ 6,386        2,957
 Effect of dilutive securities - after
  tax debt expense applicable to
  convertible subordinated debentures        1,157          -
                                           -------      -------
 Numerator for diluted earnings per
  common share - income available to
  common stockholders after assumed
  conversions                              $ 7,543       2,957
                                           =======     =======

DENOMINATOR:
 Denominator for basic earnings
  per share - weighted average shares       13,195      11,452
 Effect of dilutive securities:
  Common stock warrants and
   outstanding stock options (based on
   treasury stock method)                    3,110       2,383
 Convertible subordinated debentures         3,889          -
                                           -------     -------
 Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions            20,194      13,835
                                           =======     =======

 Basic earnings per share                  $   .48         .26
 Diluted earnings per share                $   .37         .22

The convertible subordinated debentures, which are convertible into approximately 3.9 million shares, were outstanding during 1997, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive.

6. Debt Outstanding
   ----------------

During the second quarter of 1997, the Company entered into a $65 million Credit Agreement, dated April 30, 1997. The Credit Agreement, which contains customary terms and restrictions, currently provides for an interest rate of LIBOR plus 75 to 150 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. The average interest rate for the three months ended March 31, 1998 was 7.4%.

7.  Comprehensive Income
    --------------------

The following summaries present the components of comprehensive income, other than net income, for the three months ended March
31, 1998 and the year ended December 31, 1997 (in thousands):

Three months ended March 31, 1998
                                            Income Tax
                                  Pretax      Effect     After-tax
                                ----------  ----------  ----------
Unrealized gains (losses)
 arising during period          $ (1,715)       (601)      (1,115)
Less: reclassification
 adjustment for realized gains
 included in net income            3,030       1,060        1,970
                                 -------     -------      -------
Net change in unrealized gains
on investments                  $ (4,746)     (1,661)      (3,085)
Deferred compensation on
 restricted stock                    -           -             -
                                 -------     -------      -------

Total other compensation income $ (4,746)     (1,661)      (3,085)
                                 =======     =======      =======

Year ended December 31, 1997
                                            Income Tax
                                  Pretax      Effect     After-tax
                                ----------  ----------   ----------
Unrealized gains (losses)
 arising during period          $  35,189      12,317       22,872
Less: reclassification
 adjustment for realized gains
 included in net income             5,585       1,955        3,630
                                  -------     -------      -------
Net change in unrealized gains
on investments                  $  29,604      10,362       19,242
Deferred compensation on
 restricted stock                 (1,465)        -          (1,465)
                                 -------      -------      -------

Total other compensation income $  28,139      10,362       17,777
                                  =======     =======      =======

8.  Warrant Price Adjustment
    ------------------------
The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are subject to adjustment for adverse loss reserve and uncollectible reinsurance development, commencing two years after issue and terminating after nine years. No adjustment to the exercise price has been recorded during the three months ended March 31, 1998.

9.  Contingent Liabilities:
    -----------------------

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations



The Results of Operations reflect the consolidated results of operations of the Company.

The Company is managed in two divisions - The Highlands Division and the American Reliance Division. The Highlands Division consists of business managed by the Company's Houston, Texas office. In 1995, the Highlands Division classified three of its product lines as discontinued (the "Discontinued Lines"): business originated by its London operations; an umbrella/excess liability policy program; and assumed casualty and property reinsurance contracts. The Discontinued Lines are presented separately due to their significance to the Company's total underwriting loss which amounted to 5% and 21% of such loss for the three months ended March 31, 1998 and 1997, respectively. (Please refer to the Company's 1997 Annual Report Form 10-K for a more complete description of the Discontinued Lines.) Results of the Highlands Division exclude the Discontinued Lines which are presented separately.

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

The results of the Company's consolidated operations for the periods indicated are set forth below:

                                        Three Months Ended
                                            March 31,
                                      ---------------------
                                          1998       1997
                                        -------    -------
                                       (Dollars in millions)
Consolidated Results:

Gross premiums written                  $  92.3      31.0
Net premiums written                    $  81.6      28.0
                                        =======   =======

Net premiums earned:
  Highlands Division                    $  20.5      29.5
  American Reliance Division               62.6       -
  Discontinued Lines                         .1        .2
                                        -------   -------
                                        $  83.2      29.7
                                        -------   -------

Underwriting (loss):
  Highlands Division                   $  (2.6)     (6.0)
  American Reliance Division              (8.7)      -
  Discontinued Lines                       (.6)     (1.6)
                                        -------  -------
                                       $ (11.9)     (7.6)

Net investment income                     20.8      12.9
Net realized investment gains              3.0        .5
Debt interest and amortization expense    (3.1)     (1.8)
Other (expenses), net                      (.3)      (.4)
                                       -------   -------
Income before income taxes                 8.5       3.6
Income tax expense                         2.1        .6
                                       -------   -------
Net income                             $   6.4       3.0
                                       =======   =======

Ratios:
  Loss                                    70.9%     93.7%
  Expense                                 43.4%     32.1%
                                      --------  --------
   Combined                              114.3%    125.8%
                                      ========   ========

Net premiums earned were $83.2 million and $29.7 million for the three months ended March 31, 1998 and 1997, respectively. The increase of $53.5 in 1998 is attributable to the inclusion of the American Reliance Division.

Underwriting losses of $11.9 million in the three months ended March 31, 1998 increased $4.3 million compared to the same 1997 period. The increase in underwriting losses for the period includes reductions in the underwriting loss of the Highlands Division of $3.4 million and the Discontinued Lines of $1 million from 1997 which were offset by $8.7 million in underwriting losses of the American Reliance Division. Also see "Highlands Division," "American Reliance Division" and "Discontinued Lines" for additional comments.

Net investment income for the three months ended March 31, 1998 and 1997 was $20.8 million and $12.9 million, respectively. Net investment income increased $7.9 million from 1997 due to the inclusion of the American Reliance Division. Net realized investment gains increased $2.5 million to $3.0 million for the three months ended March 31, 1998 compared to $.5 million for the three months ended March 31, 1997.

Debt interest and amortization expense for the three months ended
March 31, 1998 compared with the same period for 1997 increased
$1.3 million as a result of the $65 million Credit Agreement used to finance the purchase of American Reliance.

Highlands Division
------------------
                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1998       1997
                                             ------     ------
                                           (Dollars in millions)
   Gross premiums written                  $  22.7       30.4
   Net premiums written                    $  20.1       27.9
                                           =======    =======

   Net premiums earned                     $  20.5       29.5
   Loss and loss adjustment expense
     incurred                                (15.4)     (26.3)
   Underwriting expenses                      (7.7)      (9.2)
                                           -------    -------

     Underwriting (loss)                   $  (2.6)      (6.0)
                                           =======    =======
   Ratios:
     Loss                                     75.0%      89.2%
     Expense                                  37.9%      31.2%
                                           -------    -------
      Combined                               112.9%     120.4%
                                           =======    =======

The Highlands Division underwriting results primarily consist of relatively large commercial accounts ("Special Accounts Unit"), medium to small commercial accounts ("Commercial Insurance Unit"), insurance for Halliburton Company, Highlands Group's former parent, ("Insurance Services Unit"), commercial marine products ("Marine Unit") and surety products ("Surety Unit"). The Highlands Division excludes the Discontinued Lines which are presented separately below.

Period to Period Comparisons of the Highlands Division

Gross Premiums Written. Gross premiums written for the three months ended March 31, 1998 and 1997 were $22.7 million and $30.4 million, respectively. The decrease of $7.7 million or 25% is primarily attributable to decreases from retrospectively rated policies in the Insurance Services Unit and production decreases in the Commercial Insurance Unit. The Company continues to focus on stricter underwriting standards and price increases, both of which have contributed to declines in gross premiums written in the Commercial Insurance Unit. The declines have been partially offset by premium increases in the Marine Unit. Also contributing to declines in gross premiums written is the continued highly competitive pricing environment as insurers compete to retain business.

Gross premiums written for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders under retrospectively rated policies for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written and net premiums earned to fluctuate significantly from period to period. Experience rated contracts reduce but do not eliminate risk to the insurer.

Net Premiums Written. Net premiums written for the three months ended March 31, 1998 and 1997 were $20.1 million and $27.9 million, respectively. The decrease of $7.8 million or 28% for the three months ended March 31, 1998, is primarily related to the same issues affecting gross premiums written.

Net Premiums Earned. Net premiums earned for the three months ended March 31, 1998 and 1997 were $20.5 million and $29.5 million, respectively. The decrease of $9.0 million or 31% for the three months ended March 31, 1998, is related to the same issues affecting gross and net premiums written.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the three months ended March 31, 1998 and 1997 were $15.4 million and $26.3 million, respectively. The decrease for the three months ended March 31, 1998 is related to lower incurred losses subject to retrospectively rated policies and the overall declining premium volume and stricter underwriting criteria. The decrease was partially offset by an unusually large claim of $1.0 million in the Marine Unit.

Underwriting Expenses. Underwriting expenses for the three months ended March 31, 1998 and 1997 were $7.7 million and $9.2 million, respectively. The decline for the three months ended March 31, 1998 compared to the same 1997 period was primarily due to declining premium related expenses and reduced operating costs.

American Reliance Division
--------------------------
                                          Three Months
                                              Ended
                                         March 31, 1998
                                        -----------------
                                      (Dollars in millions)

Gross premiums written                    $   69.7
Net premiums written                      $   61.4
                                           =======

Net premiums earned                       $   62.6
Loss and loss adjustment expense
  incurred                                   (43.4)
Underwriting expenses                        (27.9)
                                           -------
     Underwriting (loss)                  $   (8.7)
                                           =======


Ratios:
  Loss                                       69.3%
  Expense                                    44.6%
                                          -------
   Combined                                 113.9%
                                          =======

American Reliance was acquired on April 30, 1997 and accounted for as a purchase. Accordingly, the above results are for the three months ended March 31, 1998 and are included in the consolidated results of the Company.

Underwriting Results of the American Reliance Division

Gross Premiums Written. Gross premiums written for the three months ended March 31, 1998 were $69.7 million. Although, prior period gross premiums written are not presented, gross premiums written have declined approximately 18.5% due to stricter underwriting standards, increased price competition and servicing problems associated with the implementation of a new policy issuance system.

Net Premiums Written. Net premiums written for the three months ended March 31, 1998 were $61.4 million. Net premiums written have been impacted by the same issues affecting gross premiums written.

Net Premiums Earned. Net premiums earned for the three months ended March 31, 1998 were $62.6 million. Reductions in net premiums earned are related to the same factors affecting gross and net premiums written.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the three months ended March 31, 1998 were $43.4 million. Although the prior period is not presented, loss and loss adjustment expense incurred has declined due to the decrease in premium volume.

Underwriting Expenses. Underwriting expenses for the three months ended March 31, 1998 were $27.9 million. The expenses for the period are higher than planned due to additional expenses associated with implementation of the new policy issuance system.

Discontinued Lines
------------------
                                           Three Months Ended
                                                March 31,
                                           -----------------
                                            1998       1997
                                           ------     ------
                                          (Dollars in millions)

   Gross premiums written                 $   (.1)       .6
   Net premiums written                   $    .1        .1
                                          =======   =======

   Net premiums earned                    $    .1        .2
   Loss and loss adjustment expense
     incurred                                (.3)      (1.5)
   Underwriting expenses                     (.4)       (.3)
                                         -------    -------

   Underwriting (loss)                  $    (.6)      (1.6)
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

Period to Period Comparisons of Underwriting Results of
Discontinued Lines

Net Premiums Earned. Net premiums earned were $.1 million and $.2 million for the three months ended March 31, 1998 and 1997, respectively. The decline is due to the cancellation of all remaining voluntary assumed reinsurance contracts in 1996. Due to the nature of the Company's reinsurance contracts, small premium adjustments can continue long after cancellation of such agreements.

Loss and Loss Adjustment Expense Incurred. Loss and loss
adjustment expense for the three months ended March 31, 1998
compared to 1997 decreased by $1.2 million.   The decline in loss
and loss adjustment expense for the first quarter 1998 reflects the absence of development on prior year loss reserves.

Liquidity and Capital Resources

Highlands Group is a holding company, the principal assets of which at March 31, 1998 were all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The
Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries.
The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

  Holding Company

Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on Highlands Group are not expected to be material. The annual cash interest requirements relating to the convertible subordinated debentures and the Credit Agreement are approximately $11.0 million. Highlands Group does not currently intend to pay dividends on its Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations.

Highlands Group's principal sources of funds are dividend and tax sharing payments from Highlands and American Reliance, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities.
Dividend payments to Highlands Group from its insurance subsidiaries are limited to $30.6 million in 1998 without prior regulatory approval.

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

Part II Other Information
        -----------------

Item 1. Legal Proceedings
        -----------------
None

Item 6: Exhibits and Reports on Form 8-K.

     a) Exhibits

          (27)      Financial Data Schedule (Filed Electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


Date:       May 15, 1998      By   /s/  Richard M. Haverland
                              --------------------
                              Richard M. Haverland
                              Chairman, President and Chief
                              Executive Officer
                              (Authorized Signatory)

Date:        May 15, 1998     By  /s/  Charles J. Bachand
                               ------------------
                              Charles J. Bachand
                              Vice President, Treasurer and
                              Principal Accounting Officer
                              (Authorized Signatory)


