Form 10-Q
period 1998-06-30
HIGHLANDS INSURANCE GROUP INC
filed 1998-08-14
CIK 1002816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q


(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  X       OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

          For the quarterly period ended June 30, 1998
                                       or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ________



                        HIGHLANDS INSURANCE GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    1-14028
                              (Commission File Number)

           DELAWARE                                    75-2370945
  (State or Other Jurisdiction                    (I.R.S. Employer
 Of Incorporation Or Organization)                  Identification Number)

        1000 LENOX DRIVE,
    Lawrenceville, New Jersey                             08648
  (Address of Principal Executive Offices)              (Zip Code)


                                (609) 896-1921
             (Registrant's Telephone Number, Including Area Code)



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such filing requirements for the past 90 days.

Yes   X     No
    ----       ----

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at June 30, 1998 was 13,200,831.

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                         PART I - Financial Information

Item                                                                    Page
----                                                                    ----

1.  Financial Statements:

     Consolidated Balance Sheets
       June 30, 1998 (Unaudited) and
       December 31, 1997                                                  3

     Consolidated Statements of Operations
       (Unaudited) - Three and Six Months Ended
       June 30, 1998 and 1997                                             5

     Consolidated Statements of Stockholders' Equity
       Six Months Ended June 30, 1998 (Unaudited)
       and Year Ended December 31, 1997                                   6

     Consolidated Statements of Comprehensive
       Income (Loss) (Unaudited) - Three and Six Months Ended
       June 30, 1998 and 1997                                             7

     Consolidated Statements of Cash Flows
       (Unaudited) - Six Months Ended June 30,
       1998 and 1997                                                      8

     Condensed Notes to Unaudited Consolidated
       Financial Statements                                               10

2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                          15


                          PART II - Other Information

1.      Legal Proceedings                                                 22

6.      Exhibits and Reports on Form 8-K                                  22

        Signatures                                                        23

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)


                                                                  June 30,          December 31,
                          ASSETS                                    1998                1997
                          ------                             ------------------   -----------------
                                                             (Unaudited)
Investments:

 Fixed income securities - available-for-sale, at fair
  value (amortized cost of $1,063,514 at 6/30/98 and
  $1,132,249 at 12/31/97)                                           $1,097,712            1,166,585

 Equity securities, at fair value (cost of $3,204 at
  6/30/98 and $1,410 at 12/31/97)                                        3,687                1,554

 Other invested assets, at cost                                          3,211                4,061
                                                                    ----------            ---------

          Total investments                                          1,104,610            1,172,200

Cash and cash equivalents                                               57,713               60,717

Premiums in course of collection, net                                   71,984               84,977

Premiums due under retrospective policies                              133,884              130,150

Receivable from reinsurers                                             748,669              723,114

Prepaid reinsurance premiums                                             8,333               24,451

Funds on deposit with reinsurers                                        21,125               20,172

Net deferred tax asset                                                  66,778               64,043

Accrued investment income                                               15,534               16,459

Deferred policy acquisition costs                                       33,121               32,313

Other assets                                                            43,935               38,060
                                                                    ----------            ---------
   Total assets                                                     $2,305,686            2,366,656
                                                                    ==========            =========



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                             (Dollars in Thousands)



                                                                                June 30,              December 31,
                  LIABILITIES AND STOCKHOLDERS' EQUITY                            1998                    1997
                  ------------------------------------                         --------------        --------------
                                                                               (Unaudited)
Loss and loss adjustment expense reserves                                          $1,591,270             1,605,374

Unearned premiums                                                                     153,984               173,411

Senior bank debt                                                                       65,000                65,000

Convertible subordinated debentures                                                    56,622                56,229

Funds held                                                                             28,096                24,023

Accounts payable and accrued liabilities                                               81,154               113,326
                                                                                   ----------             ---------
   Total liabilities                                                                1,976,126             2,037,363

Stockholders' equity:

 Common stock, $.01 par value; 50,000,000 shares authorized;
 13,200,831 issued and outstanding in 1998; 13,187,273 issued
 and outstanding in 1997                                                                  132                   132

   Additional paid-in capital                                                         223,590               223,460

   Retained earnings                                                                   83,542                84,888

   Accumulated other comprehensive income                                              22,296                20,813
                                                                                   ----------             ---------
   Total stockholders' equity                                                         329,560               329,293
                                                                                   ----------             ---------
       Total liabilities and stockholders' equity                                  $2,305,686             2,366,656
                                                                                   ==========             =========



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in Thousands, except per share data)

                                                                     Three Months           Six Months
                                                                    Ended June 30,          Ended June 30,
                                                                 --------------------   --------------------
                                                                   1998        1997       1998        1997
                                                                 ---------   --------   --------   ---------
Revenues:
 Net premiums earned                                             $ 85,652     78,675    168,882      108,390
 Net investment income                                             18,890     18,428     39,683       31,285
 Net realized investment gains                                      3,420        620      6,450        1,104
                                                                 --------    -------    -------      -------
    Total revenues                                                107,962     97,723    215,015      140,779
                                                                 --------    -------    -------      -------

Expenses:
 Loss and loss adjustment expense incurred                         81,532     66,499    140,561       94,330
 Underwriting expenses                                             36,095     31,253     72,238       40,777
 Debt interest and amortization expense                             3,068      2,612      6,139        4,410
 Other expenses, net                                                  516        180        835          534
                                                                 --------    -------    -------      -------
    Total expenses                                                121,211    100,544    219,773      140,051
                                                                 --------    -------    -------      -------

Income (loss) before income tax                                   (13,249)    (2,821)    (4,758)         728
Income tax expense (benefit)                                       (5,517)      (553)    (3,412)          39
                                                                 --------    -------    -------      -------

    Net income (loss)                                            $ (7,732)    (2,268)    (1,346)         689
                                                                 ========    =======    =======      =======

Earnings (loss) per common share:
  Basic                                                          $   (.59)      (.18)      (.10)         .06
  Diluted                                                        $   (.59)      (.18)      (.10)         .05
                                                                 ========    =======    =======      =======

Weighted average number of common shares outstanding:
  Basic                                                            13,197     12,556     13,196       12,004
  Diluted                                                          13,197     12,556     13,196       14,125
                                                                 ========    =======    =======      =======



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in Thousands)

                                                                               June 30,            December 31,
                                                                                 1998                   1997
                                                                          ------------------      ---------------
                                                                             (Unaudited)
Common stock:
   Balance, beginning of year                                                      $    132                   114
    Issuance of common stock, par value                                                  --                    18
                                                                                   --------               -------
   Balance, end of period                                                               132                   132
                                                                                   --------               -------

Additional paid-in capital:
   Balance, beginning of year                                                       223,460               192,273
   Issuance of common stock                                                             130                31,187
                                                                                   --------               -------
   Balance, end of period                                                           223,590               223,460
                                                                                   --------               -------

Retained earnings:
   Balance, beginning of year                                                        84,888                68,052
   Net income (loss)                                                                 (1,346)               16,836
                                                                                   --------               -------
   Balance, end of period                                                            83,542                84,888
                                                                                   --------               -------

Accumulated other comprehensive income:

   Net unrealized gain on investments:
     Balance, beginning of year                                                      22,278                 3,036
     Change in net unrealized gain, net of applicable federal
       income tax                                                                     1,402                19,242
                                                                                   --------               -------
     Balance, end of period                                                          23,680                22,278
                                                                                   --------               -------

 Deferred compensation on restricted stock:
     Balance, beginning of year                                                      (1,465)                   --
     Net forfeitures (issuance) of restricted stock                                      81                (1,465)
                                                                                   --------               -------
     Balance, end of period                                                          (1,384)               (1,465)
                                                                                   --------               -------

   Accumulated other comprehensive income:
     Balance, beginning of year                                                      20,813                 3,036
     Net change for the period                                                        1,483                17,777
                                                                                   --------               -------
     Balance, end of period                                                          22,296                20,813
                                                                                   --------               -------

          Total stockholders' equity                                               $329,560               329,293
                                                                                   ========               =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                             (Dollars in Thousands)


                                                             Three Months           Six Months
                                                            Ended June 30,         Ended June 30,
                                                         -------------------   --------------------
                                                           1998       1997      1998        1997
                                                         ---------   -------   -------   ----------

Net income (loss)                                         $(7,732)   (2,268)    (1,346)         689
                                                         ---------   -------   -------   ----------

Other comprehensive income, net of taxes:
  Change in unrealized gain on investments                  4,487    12,446      1,402        8,908
  Change in deferred compensation on restricted stock          81        --         81           --
                                                         ---------   -------   -------   ----------

          Other comprehensive income, net of taxes          4,568    12,446      1,483        8,908
                                                         ---------   -------   -------   ----------

   Comprehensive income (loss)                            $(3,164)   10,178        137        9,597
                                                         =========   =======   =======   ==========



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                             (Dollars in Thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                         -----------------------
                                                                                            1998         1997
                                                                                         ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                                                     $  (1,346)          689
                                                                                         ---------       -------

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                             1,559           142
   Net realized investment gains                                                            (6,450)       (1,104)
  Change in:
   Premiums in course of collection                                                         12,993        52,663
   Premiums due under retrospective policies                                                (3,734)          346
   Receivable from reinsurers                                                              (25,555)       11,898
          Prepaid reinsurance premiums                                                      16,118       (25,657)
   Funds on deposit with reinsurers                                                           (953)       (5,538)
   Net deferred tax asset                                                                   (3,490)          (63)
   Deferred policy acquisition costs                                                          (808)        1,625
   Loss and loss adjustment expense reserves                                               (14,104)      (36,247)
   Unearned premiums                                                                       (19,427)      (12,873)
   Funds held                                                                                4,073         5,174
   Other operating assets and liabilities                                                  (36,993)       12,405
                                                                                         ---------       -------

     Total adjustments                                                                     (76,771)        2,771
                                                                                         ---------       -------

     Net cash (used in) provided by operating activities                                   (78,117)        3,460
                                                                                         ---------       -------

Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                                             156,565        14,700
  Equity securities                                                                            986         4,717
  Other invested assets                                                                        842         1,341
 Maturities or calls:
  Fixed maturity securities available-for-sale                                             119,146        68,077
  Fixed maturity securities held-to-maturity                                                    --         5,972
 Investment purchases:
  Fixed maturity securities available-for-sale                                            (200,420)      (53,938)
  Equity securities                                                                         (1,125)           --
 Net additions to property and equipment                                                    (1,093)          652
 Purchase of subsidiary, net of cash acquired                                                  --         5,124
 Payment of acquisition expenses                                                               --        (3,631)
 Other proceeds                                                                                --            92
                                                                                         ---------       -------

     Net cash provided by investing activities                                              74,901        43,106
                                                                                         ---------       -------

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  (Unaudited)

                             (Dollars in Thousands)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                 ------------------------------------
                                                                                      1998                  1997
                                                                                 --------------         -------------
Cash flows from financing activities:
 Issuance of common stock                                                                   212
 Proceeds from senior bank debt                                                              --                65,000
 Repayment of acquired bank debt                                                             --               (35,638)
 Payment for debt issuance expense                                                           --                (1,017)
                                                                                 --------------         -------------

     Net cash provided by financing activities                                              212                28,345
                                                                                 --------------         -------------

Net (decrease) increase in cash and cash equivalents                                     (3,004)               74,911
Cash and cash equivalents at beginning of period                                         60,717                49,484
                                                                                 --------------         -------------

Cash and cash equivalents at end of period                                       $       57,713               124,395
                                                                                 ==============         =============


Supplemental disclosure of cash flow information:

  Interest paid                                                                  $        5,382                 3,365
                                                                                 ==============         =============

Reclassification of fixed income securities from held-to-maturity to
 available-for-sale                                                              $           --                348,130
                                                                                 ==============         ==============

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998


1.    Basis of Presentation

The accompanying consolidated financial statements as of June 30, 1998 and for both the three and six months ended June 30, 1998 and 1997 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

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

The acquired assets and liabilities of American Reliance were reflected in the consolidated balance sheet as of April 30, 1997 on a fully consolidated basis at management's best estimate of their fair values, based on information available at that time and as subsequently determined.

3. American Reliance Acquisition - Pro forma Results of Operations

The following unaudited pro forma information presents the results of operations of the Company and American Reliance for the six months ended June 30, 1997 with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

                                                       Six Months Ended
                                                        June 30, 1997
                                                      --------------------
(In thousands, except per share data)

Revenues                                                $    255,856
Net income                                              $      2,084
Basic earnings per share                                $        .17
Diluted earnings per share                              $        .15


4.  Comprehensive Income

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Comprehensive income consists of net income, unrealized changes in investment values and deferred compensation on restricted stock. Comprehensive income amounts have been presented to conform to the SFAS 130 requirements.

5.  Earnings Per Share

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

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                          Three Months Ended       Six Months Ended
                                                                               June 30,                 June 30,
                                                                         --------------------   ---------------------
                                                                            1998       1997       1998       1997
                                                                         ----------   -------   ---------  ----------
NUMERATOR:
 Net income (loss), as reported                                           $  (7,732)   (2,268)   $ (1,346)        689
 Effect of dilutive securities - after tax debt expense applicable to
  convertible subordinated debentures                                            --        --          --          --
                                                                         ----------   -------   ---------  ----------

         Income (loss) available to common stockholders after
           assumed conversions                                            $  (7,732)   (2,268)   $ (1,346)        689
                                                                         ==========   =======   =========  ==========

DENOMINATOR:
 Denominator for basic earnings per share - weighted average shares
  outstanding                                                                13,197    12,556      13,196      12,004
 Common stock warrants and outstanding stock options (based on
  treasury stock method)                                                         --        --          --       2,121
 Convertible subordinated debentures                                             --        --          --          --
                                                                         ----------   -------   ---------  ----------
         Adjusted weighted average shares and assumed
          conversions                                                        13,197    12,556      13,196      14,125
                                                                         ==========   =======   =========  ==========

 Basic earnings (loss) per share                                          $    (.59)     (.18)    $  (.10)        .06
 Diluted earnings (loss) per share                                        $    (.59)     (.18)    $  (.10)        .05

The common stock warrants and outstanding stock options are not included in the computation of diluted earnings per share in periods with a net loss. The convertible subordinated debentures, which are convertible into approximately
3.9 million shares, were outstanding during 1997 and 1998, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive.

6.    Debt Outstanding

During the second quarter of 1997, the Company entered into a $65 million Credit Agreement, dated April 30, 1997. The Credit Agreement, which contains customary terms and restrictions, currently provides for an interest rate of LIBOR plus 75 to 150 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. The average interest rate for the six months ended June 30, 1998 was 7.3%.

7.    Comprehensive Income

The following summaries present the components of comprehensive income, other than net income, for the three and six months ended June 30, 1998 and 1997 (in thousands):

                                                             Three Months Ended June 30,
                                      -------------------------------------------------------------------------
                                                      1998                                  1997
                                      ------------------------------------   ----------------------------------
                                                  Income                                 Income
                                       Pretax    Tax  Effect     After-tax    Pretax   Tax Effect    After-tax
                                      --------   -----------     ---------   --------  ----------    ----------

Net unrealized gains arising
 during period                        $ 10,323         3,613         6,710     19,768      6,919         12,849
Less: reclassification adjustment
 for realized gains included in net
 income                                  3,420         1,197         2,223        620        217            403
                                      --------   -----------     ---------   --------  ----------    ----------


  Net change in unrealized
   gains on investments                  6,903         2,416         4,487     19,148       6,702        12,446
Change in deferred compensation

 on restricted stock                        81            --            81         --          --            --
                                      --------   -----------     ---------   --------  ----------    ----------
Total other comprehensive income      $  6,984         2,416         4,568     19,148       6,702        12,446
                                      ========   ===========     =========   ========  ==========    ==========


                                                               Six Months Ended June 30,
                                      -------------------------------------------------------------------------
                                                      1998                                  1997
                                      ------------------------------------   ----------------------------------
                                                  Income                                 Income
                                       Pretax    Tax  Effect     After-tax    Pretax   Tax Effect    After-tax
                                      --------   -----------     ---------   --------  ----------    ----------
Net unrealized gains arising
 during period                         $ 8,607         3,012         5,595     14,809       5,183         9,626
Less: reclassification adjustment
 for realized gains included in net
 income                                  6,450         2,257         4,193      1,104         386           718
                                      --------   -----------     ---------   --------  ----------    ----------
  Net change in unrealized
   gains on investments                  2,157           755         1,402     13,705       4,797         8,908

Change in deferred compensation
 on restricted stock                        81            --            81         --          --            --
                                      --------   -----------     ---------   --------  ----------    ----------
Total other comprehensive income      $  2,238           755         1,483   $ 13,705       4,797         8,908
                                      ========   ===========     =========   ========  ==========    ==========


8.      Warrant Price Adjustment

The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are, for the life of the stock purchase warrants, subject to adjustment due to adverse loss reserve and uncollectible reinsurance development for years prior to 1996. Such adjustment during the second quarter and six months ended June 30, 1998 reduced the exercise price by $.74 per share.

9.   Contingent Liabilities:

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

The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                          --------------------------------------   --------------------------------------
                                                1998                 1997                 1998                1997
                                          -----------------   ------------------   ------------------   -----------------
                                                                      (Dollars in millions)
Consolidated Results:

Gross premiums written                              $ 92.5                 86.3                184.8                17.3
Net premiums written                                $ 83.4                 69.4                165.1                97.3
                                                    ======                =====                =====               =====

Net premiums earned:
  Highlands Division                                $ 23.1                 28.4                 43.6                57.9
  American Reliance Division                          62.5                 49.9                125.1                49.9
  Discontinued Lines                                    .1                   .4                   .2                  .6
                                                    ------                -----                -----               -----

                                                    $ 85.7                 78.7                168.9               108.4
                                                    ======                =====                =====               =====

Underwriting (loss):
  Highlands Division                                $(13.1)               (15.6)               (15.8)              (21.6)
  American Reliance Division                         (18.4)                (2.1)               (27.1)               (2.1)
  Discontinued Lines                                   (.4)                (1.4)                (1.0)               (3.0)
                                                    ------                -----                -----               -----

                                                     (31.9)               (19.1)               (43.9)              (26.7)

Net investment income                                 18.9                 18.4                 39.7                31.3
Net realized investment gains                          3.4                   .6                  6.4                 1.1
Debt interest and amortization expense                (3.1)                (2.6)                (6.1)               (4.4)
Other expenses, net                                    (.5)                 (.2)                 (.8)                (.5)
                                                    ------                -----                -----               -----

Income (loss) before income taxes                    (13.2)                (2.9)                (4.7)                 .8
Income tax benefit (expense)                           5.5                   .6                  3.4                 (.1)
                                                    ------                -----                -----               -----

Net income (loss)                                   $ (7.7)                (2.3)                (1.3)                 .7
                                                    ======                =====                =====               =====
Ratios:
  Loss                                                95.2%                84.5%                83.2%               87.0%
  Expense                                             42.1%                39.7%                42.8%               37.6%
                                                     -----                -----                -----               -----

   Combined                                          137.3%               124.2%               126.0%              124.6%
                                                     =====                =====                =====               =====

Net premiums earned amounted to $85.7 million and $168.9 million for the second quarter and six months ended June 30, 1998, respectively, an increase of $7.0 million and $60.5 million compared with the same 1997 periods. The increases result from the additional earned premium from the American Reliance Division which was acquired on April 30, 1997.

Underwriting losses of $ 31.9 million and $43.9 million for the second quarter and the six months ended June 30, 1998, respectively, increased $12.8 million and $17.2 million compared with the same 1997 periods. The increase in underwriting losses for both the three months and six months of 1998 includes an increase in the American Reliance Division underwriting losses and a reduction in the Highlands Division underwriting losses from 1997. The American Reliance Division underwriting loss for both the three months and six months ended June 30, 1998 includes $10.5 million of losses related to severe weather catastrophe losses that adversely impacted the entire industry. Highlands' underwriting loss includes $8.0 million and $6.1 million of loss reserve increases related to California construction defect claims in 1998 and 1997, respectively. Also see "Highlands Division", "American Reliance Division" and "Discontinued Lines" for additional comments.

Net investment income for the six months ended June 30, 1998 and 1997 was $39.7 million and $31.3 million, respectively. Net investment income increased $8.4 million from 1997 due to the inclusion of the American Reliance Division. Net realized investment gains increased $5.3 million to $6.4 million for the six months ended June 30, 1998 compared to $1.1 million for the six months ended June 30, 1997.

Debt interest and amortization expense for the six months ended June 30, 1998 compared with the same period for 1997 increased $1.7 million as a result of the $65 million Credit Agreement used to finance the purchase of American Reliance.

Highlands Division
------------------

                                                   Three Months Ended     Six Months Ended
                                                        June 30,             June 30,
                                                  -------------------    ---------------

                                                     1998       1997      1998    1997
                                                  ----------   -------   ------  -------
                                                               (Dollars in millions)

Gross premiums written                               $ 22.9      27.8     45.5     58.2
Net premiums written                                 $ 20.9      25.1     41.1     53.0
                                                     ======     =====    =====    =====

Net premiums earned                                  $ 23.1      28.4     43.6     57.9
Loss and loss adjustment expense
  incurred                                            (28.2)    (31.2)   (43.6)   (57.5)
Underwriting expenses                                  (8.0)    (12.8)   (15.8)   (22.0)
                                                     ------     -----    -----    -----

  Underwriting (loss)                                $(13.1)    (15.6)   (15.8)   (21.6)
                                                     ======     =====    =====    =====

Ratios:
  Loss                                                122.1%    109.9%   100.0%   99.3%
  Expense                                              34.6%     45.1%    36.2%   38.0%
                                                     ------     -----    -----    -----
   Combined                                           156.7%    155.0%   136.2%   137.3%
                                                     ======     =====    =====    =====

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

Period to Period Comparison of Underwriting Results of the Highlands Division

Gross Premiums Written. Gross premiums written for the three months and six months ended June 30, 1998 and 1997 were $22.9 million and $45.5 million and $27.8 million and $58.2 million, respectively. The decrease of $4.9 million and $12.7 million or 18% and 22% for the three months and the six months ended June 30, respectively, is primarily attributable to decreases from retrospectively rated policies in the Insurance Services Unit and production decreases in the Commercial Insurance Unit. The Company continues to focus on stricter underwriting standards and price increases, all of which have contributed to declines in gross premiums written in the Commercial Insurance Unit. The declines have been partially offset by premium increases in the Marine Unit. Also contributing to declines in gross premiums written is the continued highly competitive pricing environment as insurers compete to retain business.

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

The Company has put into place a fronting and cut-through endorsement program which provides certain customers access to A+ paper and should limit the potential loss of business due to A.M. Best's June 15, 1998 downgrade of Highlands Insurance Company to B++ from A-.

Net Premiums Written. Net premiums written for the three months and six months ended June 30, 1998 and 1997 were $20.9 million and $41.1 million and $25.1 million and $53.0 million, respectively. The decrease of $4.2 million and $11.9 million or 17% and 22% for the three months and the six months ended June 30, respectively, is primarily related to the same issues affecting gross premiums written.

Net Premiums Earned. Net premiums earned for the three months and six months ended June 30, 1998 and 1997 were $23.1 million and $43.6 million and $28.4 million and $57.9 million, respectively. The decrease of $5.3 million and $14.3 million or 19% and 25% for the three months and six months ended June 30, respectively, is also related to the same issues affecting gross and net premiums written.

Loss and Loss Adjustment Expense Incurred. Losses and loss adjustment expenses incurred for the three months and six months ended June 30, 1998 and 1997 amounts to $28.2 million and $43.6 million and $31.2 million and $57.5 million, respectively. The decrease of $3.0 million and $13.9 million or 10% and 24% for the three months and six months ended June 30, 1998 and 1997, respectively, is related to the declining premium volume. The second quarter 1998 decrease of $3.0 million is net of increased loss and loss adjustment expenses incurred of $1.9 million ($8.0 million in 1998 compared to $6.1 million in 1997) related to California construction defect claims.

Underwriting Expenses. Underwriting expenses for the three months and six months ended June 30, 1998 and 1997 amounted to $8.0 million and $15.8 million and $12.8 million and $22.0 million, respectively. The decline for the three months and six months ended June 30, 1998 compared to the same 1997 periods was primarily due to accrued expenses of $3.5 million related to the Texas Workers' Compensation Facility's final industry assessment and industry litigation involving surplus from the Facility that was previously received by the Company. The remaining expense reduction relates to declining premium volume and previous expense saving initiatives.

American Reliance Division

                                              Three  Months Ended            Six Months Ended
                                                   June 30,                       June 30,
                                         -----------------------------   --------------------------
                                             1998            1997           1998           1997
                                         ------------   --------------   -----------   ------------
                                                             (Dollars in millions)
Gross premiums written                        $ 69.1             57.8          138.8           57.8
Net premiums written                          $ 62.4             43.8          123.8           43.8
                                              ======            =====          =====          =====

Net premiums earned                           $ 62.5             49.9          125.1           49.9
Loss and loss adjustment expense incurred      (53.4)           (34.4)         (96.8)         (34.4)
Underwriting expenses                          (27.5)           (17.6)         (55.4)         (17.6)
                                              ------            -----          -----          -----

     Underwriting (loss)                      $(18.4)            (2.1)         (27.1)          (2.1)
                                              ======            =====          =====          =====

Ratios:
  Loss                                          85.4%            68.9%          77.4%          68.9%
  Expense                                       44.0%            35.3%          44.3%          35.3%
                                              ------            -----          -----          -----

   Combined                                    129.4%           104.2%         121.7%         104.2%
                                              ======            =====          =====          =====

American Reliance was acquired on April 30, 1997 and accounted for as a purchase. Accordingly, the above results are for the three and six months ended June 30, 1998 and the two months ended June 30, 1997 and are included in the consolidated results of the Company.

Period to Period Comparisons of Underwriting Results of the American Reliance Division


Gross Premiums Written. Gross premiums written for three months and the six months ended June 30, 1998 were $69.1 million and $138.8 million, respectively. Although gross premiums written prior to the acquisition are not presented, gross premiums written have declined approximately 18% and 24% for the three months and six months ended June 30, respectively, due to servicing problems associated with the implementation of a new policy issuance system, stricter underwriting standards and increased price competition.

Net Premiums Written. Net premiums written for the three months and six months ended June 30, 1998 were $62.4 million and $123.8 million, respectively. Net premiums written have been impacted by the same issues affecting gross premiums written.

Net Premiums Earned. Net premiums earned for the three months and six months ended June 30, 1998 were $62.5 million and $125.1 million, respectively. Net premiums earned have been impacted by the same factors affecting gross and net premiums written.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the three months and six months ended June 30, 1998 were $53.4 million and $96.8 million, respectively. The three months ended June 30, 1998 includes a charge of $10.5 million related to severe weather catastrophe losses as compared to $1.7 million for the three months ended June 30, 1997. Although the period prior to the acquisition is not presented, loss and loss adjustment expense incurred has declined due to the decrease in premium volume.

Underwriting Expenses. Underwriting expenses for the three months and six months ended June 30, 1998 were $27.5 million and $55.4 million, respectively. The expenses for the period are higher than planned due to additional expenses associated with implementation of the new policy issuance system.

Discontinued Lines

                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                     ---------------------------           --------------------------
                                                       1998               1997               1998               1997
                                                     --------            -------           -------             ------
                                                                      (Dollars in millions)

Gross premiums written                                  $  .5                 .7                .5                1.3
Net premiums written                                    $  .1                 .4                .2                 .5
                                                        =====               ====              ====               ====

Net premiums earned                                     $  .1                 .4                .2                 .6
Loss and loss adjustment expense
  incurred                                                 .1                (.9)              (.2)              (2.4)
Underwriting expenses                                     (.6)               (.9)             (1.0)              (1.2)
                                                        -----               ----              ----               ----

Underwriting (loss)                                     $ (.4)              (1.4)             (1.0)              (3.0)
                                                        =====               ====              ====               ====

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

Period to Period Comparisons of Underwriting Results of Discontinued Lines

Premiums. Due to the nature of the Company's reinsurance contracts, small premium adjustments can continue long after cancellation of such agreements.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the three months and six months ended June 30,1998 compared to 1997
decreased by $1.0 million and $2.2 million, respectively.   The decline in loss
and loss adjustment expense for the second quarter 1998 reflects minor reserve movements.


Liquidity and Capital Resources

Highlands Group is a holding company, the principal assets of which at June 30, 1998 were all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

Highlands Group's principal requirements for funds are to pay operating
expenses, franchise and other taxes, debt   service and dividends. Operating
expenses and franchise and other taxes imposed on Highlands Group are not expected to be material. The annual cash interest requirements relating to the convertible subordinated debentures and the Credit Agreement are approximately $11.0 million. Highlands Group does not currently intend to pay dividends on its Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations. The Company's Board of Directors authorized a share repurchase of up to $4 million of the Company's common stock in open market purchases and a limited number of privately negotiated transactions. Purchases will be made from time-to-time as market conditions warrant. Repurchased shares will be held in Treasury.

Highlands Group's principal sources of funds are dividend and tax sharing payments from Highlands and American Reliance, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are currently limited to $18.1 million in 1998 without prior regulatory approval.

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

The Company believes that with modifications to existing software and converting to new software, the year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the year 2000 issue could have a material impact on the operations of the Company.

Part II    Other Information


Item 1.    Legal Proceedings

None

Item 6:  Exhibits and Reports on Form 8-K.

a)   Exhibits

     (27) Financial Data Schedule (Filed Electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HIGHLANDS INSURANCE GROUP, INC.
(Registrant)

Date:    August 14, 1998                By  /s/ Richard M. Haverland
                                          ----------------------------
                                          Richard M. Haverland
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Authorized Signatory)

Date:    August 14, 1998                By  /s/ Charles J. Bachand
                                           ---------------------------
                                           Charles J.  Bachand
                                           Vice President, Treasurer and
                                           Principal Accounting Officer
                                           (Authorized Signatory)