Form 10-Q
period 1998-09-30
HIGHLANDS INSURANCE GROUP INC
filed 1998-11-13
CIK 1002816

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------


                                   FORM 10-Q


     (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

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

Yes  [X]    No  [_]

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at September 30, 1998 was 12,944,926.


================================================================================

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                        PART I - Financial Information

Item                                                                        Page
----                                                                        ----

1.   Financial Statements:

          Consolidated Balance Sheets
            September 30, 1998 (Unaudited) and
            December 31, 1997                                                  3

          Consolidated Statements of Operations
            (Unaudited) - Three and Nine Months Ended
            September 30, 1998 and 1997                                        5

          Consolidated Statements of Stockholders' Equity
            Nine Months Ended September 30, 1998 (Unaudited)
            and Year Ended December 31, 1997                                   6

          Consolidated Statements of Comprehensive Income
            (Unaudited) - Three and Nine Months Ended
            September 30, 1998 and 1997                                        7

          Consolidated Statements of Cash Flows
            (Unaudited) - Nine Months Ended September 30,
            1998 and 1997                                                      8

          Condensed Notes to Unaudited Consolidated
            Financial Statements                                              10

2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                          14


                          PART II - Other Information

1.   Legal Proceedings                                                        22

4.   Submission of Matters to a Vote of Security Holders                      22

6.   Exhibits and Reports on Form 8-K                                         22

     Signatures                                                               23

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                             September 30,         December 31,
                          ASSETS                                  1998                 1997
                                                              -----------           ----------
                                                              (Unaudited)
Investments:
 Fixed income securities - available-for-sale, at fair
  value (amortized cost of $1,032,590 at 9/30/98 and
  $1,132,249 at 12/31/97)                                     $ 1,081,150            1,166,585

 Equity securities, at fair value (cost of $13,680 at
  9/30/98 and $1,410 at 12/31/97)                                  13,992                1,554

 Other invested assets, at cost                                     3,211                4,061
                                                              -----------           ----------
          Total investments                                     1,098,353            1,172,200

Cash and cash equivalents                                          58,142               60,717

Premiums in course of collection, net                              52,755               84,977

Premiums due under retrospective policies                         128,308              130,150

Receivable from reinsurers                                        728,067              723,114

Prepaid reinsurance premiums                                        8,255               24,451

Funds on deposit with reinsurers                                   17,291               20,172

Net deferred tax asset                                             58,951               64,043

Accrued investment income                                          13,068               16,459

Deferred policy acquisition costs                                  33,494               32,313

Other assets                                                       41,524               38,060
                                                              -----------           ----------
   Total assets                                               $ 2,238,208            2,366,656
                                                              ===========           ==========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                            (Dollars in thousands)



                                                                          September 30,        December 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY                            1998                  1997
                                                                           -----------          ----------
                                                                           (Unaudited)
Loss and loss adjustment expense reserves                                  $ 1,540,295           1,605,374

Unearned premiums                                                              153,369             173,411

Senior bank debt                                                                65,000              65,000

Convertible subordinated debentures                                             56,819              56,229

Funds held                                                                      20,921              24,023

Accounts payable and accrued liabilities                                        60,736             113,326
                                                                           -----------          ----------
        Total liabilities                                                    1,897,140           2,037,363
                                                                           -----------          ----------
Stockholders' equity:

 Common stock, $.01 par value; 50,000,000 shares authorized;
 shares issued 1998 - 13,263,204; 1997 - 13,187,273                                132                 132

   Additional paid-in capital                                                  223,937             223,460

   Retained earnings                                                            90,267              84,888

   Accumulated other comprehensive income                                       30,732              20,813

 Treasury stock, at cost  (318,278 shares - 1998 and 0 shares - 1997)           (4,000)                  -
                                                                           -----------          ----------
        Total stockholders' equity                                             341,068             329,293
                                                                           -----------          ----------
        Total liabilities and stockholders' equity                         $ 2,238,208           2,366,656
                                                                           ===========          ==========


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                                     Three Months                   Nine Months
                                                                  Ended September 30,            Ended September 30,
                                                                  --------------------          ---------------------
                                                                    1998        1997              1998         1997
                                                                  --------    --------          --------     --------
Revenues:
 Net premiums earned                                              $ 85,027     107,640           253,909      216,030
 Net investment income                                              19,052      22,325            58,735       53,610
 Net realized investment gains                                       6,934         763            13,384        1,867
                                                                  --------    --------          --------     --------
    Total revenues                                                 111,013     130,728           326,028      271,507
                                                                  --------    --------          --------     --------
Expenses:
 Loss and loss adjustment expense incurred                          61,013      83,787           201,574      178,117
 Underwriting expenses                                              35,843      35,857           108,080       76,634
 Debt interest and amortization expense                              3,097       3,001             9,236        7,411
  Other expenses, net                                                  895         413             1,730          947
                                                                  --------    --------          --------     --------
    Total expenses                                                 100,848     123,058           320,620      263,109
                                                                  --------    --------          --------     --------

Income before income tax                                            10,165       7,670             5,408        8,398
Income tax expense                                                   3,441         926                29          965
                                                                  --------    --------          --------     --------
    Net income                                                    $  6,724       6,744             5,379        7,433
                                                                  ========    ========          ========     ========
Earnings per common share:
  Basic                                                               $.51         .51               .41          .60
  Diluted                                                             $.43         .41               .34          .51
                                                                  ========    ========          ========     ========
Weighted average number of common shares outstanding:
  Basic                                                             13,122      13,108            13,171       12,377
  Diluted                                                           18,485      19,567            15,883       14,730
                                                                  ========    ========          ========     ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (Dollars in thousands)

                                                                                September 30,          December 31,
                                                                                     1998                  1997
                                                                                   --------               -------
                                                                                 (Unaudited)
Common stock:
   Balance, beginning of year                                                      $    132                   114
     Issuance of common stock, par value                                                  -                    18
                                                                                   --------               -------
   Balance, end of period                                                               132                   132
                                                                                   --------               -------
Additional paid-in capital:
   Balance, beginning of year                                                       223,460               192,273
     Issuance of common stock                                                           477                31,187
                                                                                   --------               -------
   Balance, end of period                                                           223,937               223,460
                                                                                   --------               -------
Retained earnings:
   Balance, beginning of year                                                        84,888                68,052
    Net income                                                                        5,379                16,836
                                                                                   --------               -------
   Balance, end of period                                                            90,267                84,888
                                                                                   --------               -------
Accumulated other comprehensive income:

   Net unrealized gain on investments:
     Balance, beginning of year                                                      22,278                 3,036
       Change in net unrealized gain, net of applicable federal
         income tax                                                                   9,489                19,242
                                                                                   --------               -------
     Balance, end of period                                                          31,767                22,278
                                                                                   --------               -------
   Deferred compensation on restricted stock:
     Balance, beginning of year                                                      (1,465)
       Net forfeitures (issuance) of restricted stock                                   430                (1,465)
                                                                                   --------               -------
     Balance, end of period                                                          (1,035)               (1,465)
                                                                                   --------               -------
   Accumulated other comprehensive income:
     Balance, beginning of year                                                      20,813                 3,036
       Net change for the period                                                      9,919                17,777
                                                                                   --------               -------
     Balance, end of period                                                          30,732                20,813
                                                                                   --------               -------
Treasury stock, at cost:
   Balance, beginning of year                                                             -                     -
    Acquisition of treasury stock                                                    (4,000)                    -
                                                                                   --------               -------
   Balance, end of period                                                            (4,000)                    -
                                                                                   --------               -------
       Total stockholders' equity                                                  $341,068               329,293
                                                                                   ========               =======



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                            (Dollars in thousands)

                                                                      Three Months                          Nine Months
                                                                    Ended September 30,                  Ended September 30,
                                                                 --------------------------            -----------------------
                                                                   1998              1997               1998            1997
                                                                 -------            -------            -------         -------
Net income                                                       $ 6,724              6,744              5,379           7,433
                                                                 -------            -------            -------         -------
Other comprehensive income, net of taxes:
  Change in unrealized gain on investments                         8,087              8,088              9,489          16,996
  Change in deferred compensation on restricted stock                349                  -                430               -
                                                                 -------            -------            -------         -------
          Other comprehensive income, net of taxes                 8,436              8,088              9,919          16,996
                                                                 -------            -------            -------         -------
   Comprehensive income                                          $15,160             14,832             15,298          24,429
                                                                 =======            =======            =======         =======



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                            (Dollars in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        -------------------------
                                                                        1998                 1997
                                                                        ----                 ----
Cash flows from operating activities:
   Net income                                                         $   5,379                7,433
                                                                      ---------            ---------
Adjustments to reconcile net income to net cash used in
 operating activities:
  Depreciation and amortization                                           2,963                  283
  Net realized investment gains                                         (13,384)              (1,867)
  Change in:
   Premiums in course of collection                                      32,222               12,379
   Premiums due under retrospective policies                              1,842               (1,992)
   Receivable from reinsurers                                            (4,953)              55,576
   Prepaid reinsurance premiums                                          16,196              (23,227)
   Funds on deposit with reinsurers                                       2,881               (3,139)
   Net deferred tax asset                                                   (18)                 243
   Deferred policy acquisition costs                                     (1,181)                 816
   Loss and loss adjustment expense reserves                            (65,079)             (72,877)
   Unearned premiums                                                    (20,042)             (21,424)
   Funds held                                                            (3,102)               5,840
   Other operating assets and liabilities                               (52,853)              22,384
                                                                      ---------            ---------
     Total adjustments                                                 (104,508)             (27,005)
                                                                      ---------            ---------
     Net cash used in operating activities                              (99,129)             (19,572)
                                                                      ---------            ---------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                          294,110               50,757
  Equity securities                                                         986                5,217
  Other invested assets                                                     842                1,559
 Maturities or calls:
  Fixed maturity securities available-for-sale                          137,292              118,542
  Fixed maturity securities held-to-maturity                                  -                5,972
 Investment purchases:
  Fixed maturity securities available-for-sale                         (321,591)            (168,422)
  Equity securities                                                     (10,270)                   -
 Net additions to property and equipment                                 (1,646)              (5,299)
 Purchase of subsidiary, net of cash acquired                                 -                5,124
 Payment of acquisition expenses                                              -               (3,722)
    Other proceeds                                                            -                   92
                                                                      ---------            ---------
     Net cash provided by investing activities                           99,723                9,820
                                                                      ---------            ---------


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  (Unaudited)

                            (Dollars in thousands)


                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                   1998                 1997
                                                                                 --------             --------
Cash flows from financing activities:
 Issuance of common stock                                                             831                    -
 Acquisition of treasury stock                                                     (4,000)                   -
 Proceeds from senior bank debt                                                         -               65,000
 Repayment of acquired bank debt                                                        -              (35,638)
 Payment for debt issuance expense                                                      -               (1,017)
                                                                                 --------             --------
     Net cash (used in) provided by financing activities                           (3,169)              28,345
                                                                                 --------             --------
Net (decrease) increase in cash and cash equivalents                               (2,575)              18,593
Cash and cash equivalents at beginning of period                                   60,717               49,484
                                                                                 --------             --------
Cash and cash equivalents at end of period                                       $ 58,142               68,077
                                                                                 ========             ========



Supplemental disclosure of cash flow information:

  Interest paid                                                                  $  6,602                4,005
                                                                                 ========             ========
Reclassification of fixed income securities from held-to-maturity to
 available-for-sale                                                              $      -              348,130
                                                                                 ========             ========



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

1.   Basis of Presentation

The accompanying consolidated financial statements as of September 30, 1998 and for both the three and nine months ended September 30, 1998 and 1997 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1997.

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

3.   American Reliance Acquisition - Pro forma Results of Operations

The following unaudited pro forma information presents the results of operations of the Company and American Reliance for the nine months ended September 30, 1997 with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of the beginning of the period presented. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

                                                  Nine Months
                                                     Ended
                                                  September 30,
                                                      1997
                                                    --------

(In thousands, except per share data)

Revenues                                            $386,584
Net income                                          $  8,969
Basic earnings per share                            $    .73
Diluted earnings per share                          $    .61

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

5.   Stockholders' Equity and Earnings Per Share

The Company repurchased 293,500 shares of its common stock at an aggregate cost of $4.0 million during the third quarter of 1998. The Company's Board of Directors has not authorized any additional purchases as of September 30, 1998.

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

The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                   September 30,
                                                                        -------------------------         ---------------------
                                                                          1998              1997           1998          1997
                                                                        -------           -------         -------       -------
NUMERATOR:
 Net income, as reported                                                $ 6,724             6,744           5,379         7,433
 Effect of dilutive securities - after tax debt expense
  applicable to convertible subordinated debentures                       1,193             1,193               -             -
                                                                        -------           -------         -------       -------
         Income available to common
          stockholders after assumed conversions                        $ 7,917             7,937           5,379         7,433
                                                                        =======           =======         =======       =======
DENOMINATOR:
 Denominator for basic earnings per share - weighted
  average shares outstanding                                             13,122            13,108          13,171        12,377
 Common stock warrants and outstanding stock options
  (based on treasury stock method)                                        1,474             2,570           2,712         2,353
 Convertible subordinated debentures                                      3,889             3,889
                                                                        -------           -------         -------       -------
         Adjusted weighted average shares and
          assumed conversions                                            18,485            19,567          15,883        14,730
                                                                        =======           =======         =======       =======
 Basic earnings per share                                               $   .51               .51             .41           .60
 Diluted earnings per share                                             $   .43               .41             .34           .51
                                                                        =======           =======         =======       =======

The convertible subordinated debentures, which are convertible into approximately 3.9 million shares, were outstanding during 1997 and 1998, but were not included in the computation of diluted earnings per share for the nine months ended September 30, 1998 and 1997 because the assumed conversion would be antidilutive.

6.   Debt Outstanding

During the second quarter of 1997, the Company entered into a $65 million Credit Agreement, dated April 30, 1997. The Credit Agreement, which contains customary terms and restrictions, currently provides for an interest rate of LIBOR plus 75 to 150 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. The average interest rate for the nine months ended September 30, 1998 was 7.3%.

7.   Other Comprehensive Income

The following summaries present the components of comprehensive income, other than net income, for the three and nine months ended September 30, 1998 and 1997 (in thousands):

                                                         Three Months Ended September 30,
                                       -----------------------------------------------------------------
                                                    1998                               1997
                                       -----------------------------------------------------------------
                                                   Income                             Income
                                        Pretax   Tax  Effect  After-tax    Pretax   Tax Effect  After-tax
                                       --------   --------    --------    --------   --------   --------
Net unrealized gains arising
 during period                         $ 19,376      6,782      12,594      13,206      4,622      8,584
Less: reclassification adjustment
 for realized gains included in net
 income                                   6,934      2,427       4,507         763        267        496
                                       --------   --------    --------    --------   --------   --------
  Net change in unrealized
   gains on investments                  12,442      4,355       8,087      12,443      4,355      8,088
Change in deferred compensation
 on restricted stock                        349          -         349           -          -          -
                                       --------   --------    --------    --------   --------   --------
Total other comprehensive income       $ 12,791      4,355       8,436      12,443      4,355      8,088
                                       ========   ========    ========    ========   ========   ========

                                                            Nine Months Ended September 30,
                                       -----------------------------------------------------------------
                                                    1998                               1997
                                       -----------------------------------------------------------------
                                                   Income                             Income
                                        Pretax   Tax  Effect  After-tax    Pretax   Tax Effect  After-tax
                                       --------   --------    --------    --------   --------   --------
Net unrealized gains arising
 during period                         $ 27,983      9,794      18,189      28,014      9,804     18,210
Less: reclassification adjustment
 for realized gains included in net
 income                                  13,384      4,684       8,700       1,867        653      1,214
                                       --------   --------    --------    --------   --------   --------
  Net change in unrealized
   gains on investments                  14,599      5,110       9,489      26,147      9,151     16,996

Change in deferred compensation
 on restricted stock                        430          -         430           -          -          -
                                       --------   --------    --------    --------   --------   --------
Total other comprehensive income       $ 15,029      5,110       9,919    $ 26,147      9,151     16,996
                                       ========   ========    ========    ========   ========   ========

8.   Warrant Price Adjustment

The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are, for the life of the stock purchase warrants, subject to adjustment due to adverse loss reserve and uncollectible reinsurance development for years prior to 1996. Such adjustment during the third quarter and nine months ended September 30, 1998 amounted to $ (.04) and $ .70, respectively.

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

The Results of Operations are presented in two divisions - The American Reliance Division and the Highlands Division. As discussed in Note 2 of the Condensed Notes to Unaudited Consolidated Financial Statements, on April 30, 1997, Highlands Group completed the acquisition of Vik Brothers Insurance, Inc., renamed American Reliance, Inc. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the results of American Reliance's operations only from the date of acquisition. The American Reliance Division consists of business managed by the Company's Lawrenceville, New Jersey office.

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

The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                 Three Months Ended                         Nine Months Ended
                                                    September 30,                              September 30,
                                             -----------------------------             ----------------------------

                                               1998                 1997                 1998                1997
                                             --------             --------             --------            --------
                                                                        (Dollars in millions)
Consolidated Results:

Gross premiums written                       $   94.4                124.9                279.2               242.1
Net premiums written                         $   84.5                101.5                249.5               198.9
                                             ========             ========             ========            ========
Net premiums earned:
  American Reliance Division                 $   64.7                 71.7                189.8               121.6
  Highlands Division                             20.3                 36.2                 63.9                94.1
  Discontinued Lines                                -                  (.3)                  .2                  .3
                                             --------             --------             --------            --------
                                             $   85.0                107.6                253.9               216.0
                                             ========             ========             ========            ========
Underwriting (loss):
  American Reliance Division                 $  (11.1)                (7.3)               (38.2)               (9.5)
  Highlands Division                              (.5)                (1.5)               (16.3)              (23.0)
  Discontinued Lines                              (.2)                (3.2)                (1.2)               (6.2)
                                             --------             --------             --------            --------
                                                (11.8)               (12.0)               (55.7)              (38.7)

Net investment income                            19.1                 22.3                 58.7                53.6
Net realized investment gains                     6.9                   .7                 13.4                 1.8
Debt interest and amortization expense           (3.1)                (3.0)                (9.2)               (7.4)
Other expenses, net                               (.9)                 (.4)                (1.7)                (.9)
                                             --------             --------             --------            --------
Income before income taxes                       10.2                  7.6                  5.4                 8.4
Income tax expense                               (3.5)                 (.9)                   -                (1.0)
                                             --------             --------             --------            --------
Net income                                   $    6.7                  6.7                  5.4                 7.4
                                             ========             ========             ========            ========
Ratios:
  Loss                                           71.8%                77.8%                79.4%               82.4%
  Expense                                        42.1%                33.3%                42.6%               35.5%
                                             --------             --------             --------            --------
   Combined                                     113.9%               111.1%               122.0%              117.9%
                                             ========             ========             ========            ========

Net premiums earned for the three months ended September 30, 1998 and 1997 amounted to $85.0 million and $107.6 million, respectively. The decrease of $22.6 million or 21% is primarily attributable to three factors. First, the Company continues to focus on stricter underwriting standards and adequate pricing. The current pricing environment is highly competitive as insurers compete to retain business. Second, the problems associated with the implementation of a new policy issuance system in the American Reliance Division negatively impacted gross premiums written, net premiums written and net premiums earned. Third, decreases from retrospectively rated policies in the Highlands Insurance Division. The net premiums earned for the nine months ended September 30, 1998 and 1997 amounted to $253.9 million and $216.0 million, respectively. The increase is the result of the additional earned premium from the American Reliance Division which was acquired on April 30, 1997.

Underwriting losses for the three months and nine months ended September 30, 1998 and 1997 amounted to $11.8 million and $12.0 million and $55.7 million and
$38.7 million, respectively.   The underwriting losses decreased $ .2 million or
2% for the three months ended September 30, 1998 compared with the same 1997 period. The increase in underwriting losses of $17.0 million or 44% for the nine months ended September 30, 1998 compared with the same 1997 period is due to the inclusion of the American Reliance Division for nine months in 1998 as compared to five months in 1997 including the catastrophe losses of $10.5 million incurred in the second quarter of 1998. Also see "American Reliance Division," "Highlands Division" and "Discontinued Lines" for additional comments.

Net investment income for the three and nine months ended September 30, 1998 and 1997 was $19.1 million and 22.3 million and $58.7 million and $53.6 million, respectively. Net investment income increased $5.1 million from 1997 due to the inclusion of the American Reliance Division for nine months in 1998 as compared to five months in 1997. Net realized investment gains increased $11.6 million to $13.4 million for the nine months ended September 30, 1998 compared to $1.8 million for the nine months ended September 30, 1997.

Debt interest and amortization expense for the three and nine months ended September 30, 1998 and 1997 was $3.1 million and $3.0 million and $9.2 million and $7.4 million, respectively. Debt interest and amortization expense for the nine months ended September 30, 1998 compared with the same period for 1997 increased $1.8 million as a result of the $65 million Credit Agreement used to finance the purchase of American Reliance.


American Reliance Division

                                                 Three  Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                                ---------------------              -------------------------
                                                 1998           1997                1998               1997
                                                ------         ------              ------             ------
                                                                           (Dollars in millions)
Gross premiums written                          $ 73.8           85.1               212.6              142.9
Net premiums written                            $ 66.5           65.3               190.3              109.1
                                                ======         ======              ======             ======
Net premiums earned                             $ 64.7           71.7               189.8              121.6
Loss and loss adjustment expense incurred        (47.8)         (51.9)             (144.6)             (86.4)
Underwriting expenses                            (28.0)         (27.1)              (83.4)             (44.7)
                                                ------         ------              ------             ------
     Underwriting (loss)                        $(11.1)          (7.3)              (38.2)              (9.5)
                                                ======         ======              ======             ======
Ratios:
  Loss                                            73.9%          72.4%               76.2%              71.0%
  Expense                                         43.3%          37.8%               43.9%              36.8%
                                                ------         ------              ------             ------
   Combined                                      117.2%         110.2%              120.1%             107.8%
                                                ======         ======              ======             ======

American Reliance was acquired on April 30, 1997 and accounted for as a purchase. Accordingly, the above results are for the three and nine months ended September 30, 1998 and the three and five months ended September 30, 1997 and are included in the consolidated results of the Company.

Period to Period Comparisons of Underwriting Results of the American Reliance Division

Gross Premiums Written. Gross premiums written for three months and the nine months ended September 30, 1998 were $73.8 million and $212.6 million, respectively. Gross premiums written for the three months ended September 30, 1998 decreased $11.3 million or 13% compared with the same period for 1997. Although gross premiums written prior to the acquisition are not presented, gross premiums written for the nine months ended September 30, 1998 have decreased approximately 21% compared with the same period for 1997. The decreases are due to servicing problems associated with the implementation of a new policy issuance system, stricter underwriting standards and increased price competition.

Net Premiums Written. Net premiums written for the three months and nine months ended September 30, 1998 were $66.5 million and $190.3 million, respectively. Net premiums written have been impacted by the same issues affecting gross premiums written.

Net Premiums Earned. Net premiums earned for the three months and nine months ended September 30, 1998 were $64.7 million and $189.8 million, respectively. Net premiums earned have been impacted by the same factors affecting gross and net premiums written partially offset by changes in the reinsurance program.

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the three months and nine months ended September 30, 1998 were $47.8 million and $144.6 million, respectively. The decrease for the three months ended September 30, 1998 is related to the overall declining premium partially offset by increased loss and loss adjustment expense ratios. The nine months ended September 30, 1998 includes severe weather catastrophe losses of $15.5 million compared to $ 3.3 million for the five months ended September 30, 1997.

Underwriting Expenses. Underwriting expenses for the three months and nine months ended September 30, 1998 were $28.0 million and $83.4 million, respectively. The expenses for the period are higher than planned due to additional expenses associated with implementation of the new policy issuance system.


Highlands Division
------------------

                                       Three Months Ended   Nine Months Ended
                                           September 30,      September 30,
                                        -----------------    ----------------

                                         1998       1997      1998      1997
                                        ------     ------    ------    ------
                                                (Dollars in millions)
Gross premiums written                  $ 20.4       39.8      65.9      97.9
Net premiums written                    $ 18.0       36.7      59.0      89.8
                                        ======     ======    ======    ======
Net premiums earned                     $ 20.3       36.2      63.9      94.1
Loss and loss adjustment expense
  incurred                               (13.0)     (28.8)    (56.6)    (86.2)
Underwriting expenses                     (7.8)      (8.9)    (23.6)    (30.9)
                                        ------     ------    ------    ------
  Underwriting (loss)                   $  (.5)      (1.5)    (16.3)    (23.0)
                                        ======     ======    ======    ======
Ratios:
  Loss                                    64.0%      79.6%     88.6%     91.6%
  Expense                                 38.4%      24.6%     36.9%     32.8%
                                        ------     ------    ------    ------
   Combined                              102.4%     104.2%    125.5%    124.4%
                                        ======     ======    ======    ======

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

Period to Period Comparison of Underwriting Results of the Highlands Division

Gross Premiums Written. Gross premiums written for the three months and nine months ended September 30, 1998 and 1997 were $20.4 million and $39.8 million and $65.9 million and $97.9 million, respectively. The decrease of $19.4 million and $32.0 million or 49% and 33% for the three months and the nine months ended September 30, respectively, is primarily attributable to the decrease in retrospectively rated policies in the Insurance Services Unit and production decreases in the Commercial Insurance Unit. The Company continues to focus on stricter underwriting standards and adequate prices, all of which have contributed to declines in gross premiums written in the Commercial Insurance Unit. Also contributing to declines in gross premiums written is the continued highly competitive pricing environment as insurers compete to retain business. In addition, the Insurance Services Unit has begun to sell more large deductible policies versus retrospectively rated policies. The shift in policy type results in reduced gross premiums written.

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

The Company has put into place a fronting and cut-through endorsement program which provides certain customers access to A+ paper. This program was put in place to limit the potential loss of business due to A.M. Best's June 15, 1998 downgrade of Highlands Insurance Company to B++ from A-.

Net Premiums Written. Net premiums written for the three months and nine months ended September 30, 1998 and 1997 were $18.0 million and $36.7 million and $59.0 million and $89.8 million, respectively. The decrease of $18.7 million and $30.8 million or 51% and 34% for the three months and the nine months ended September 30, respectively, is primarily related to the same issues affecting gross premiums written.

Net Premiums Earned. Net premiums earned for the three months and nine months ended September 30, 1998 and 1997 were $20.3 million and $36.2 million and $63.9 million and $94.1 million, respectively. The decrease of $15.9 million and $30.2 million or 44% and 32% for the three months and nine months ended September 30, respectively, is also related to the same issues affecting gross and net premiums written.

Loss and Loss Adjustment Expense Incurred. Losses and loss adjustment expenses incurred for the three months and nine months ended September 30, 1998 and 1997 were $13.0 million and $28.8 million and $56.6 million and $86.2 million, respectively. The decrease of $15.8 million and $29.6 million or 55% and 34% for the three months and nine months ended September 30, respectively, is related to the declining premium volume and less adverse prior year reserve development.

Underwriting Expenses. Underwriting expenses for the three months and nine months ended September 30, 1998 and 1997 amounted to $7.8 million and $8.9 million and $23.6 million and $30.9 million, respectively. The decline for the nine months ended September 30, 1998 compared to the same 1997 period was primarily due to accrued expenses of $4.0 million in 1997 related to the Texas Workers' Compensation Facility's final industry assessment and industry litigation involving surplus from the Facility that was previously received by the Company. The remaining expense reduction relates to declining premium volume and previous expense saving initiatives.

Discontinued Lines
------------------

                                       Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                       --------------------     ---------------------
                                        1998         1997        1998          1997
                                       -------      -------     --------      -------
                                                     (Dollars in millions)
Gross premiums written                 $    .2            -           .7          1.3
Net premiums written                   $     -         (0.5)          .2            -
                                       =======      =======      =======      =======
Net premiums earned                    $     -         (0.3)                       .3
Loss and loss adjustment expense
  incurred                                 (.2)        (3.1)         (.4)        (5.5)
Underwriting expenses                        -           .2         (1.0)        (1.0)
                                       -------      -------     --------      -------
Underwriting (loss)                    $   (.2)        (3.2)        (1.2)        (6.2)
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

Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for the three months and nine months ended September 30,1998 compared to 1997 decreased by $2.9 million and $5.1 million, respectively.


Liquidity and Capital Resources

Highlands Group is a holding company, the principal assets of which at September 30, 1998 were all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on Highlands Group are not expected to be material. The annual cash interest requirements relating to the convertible subordinated debentures and the Credit Agreement are approximately $11.0 million. Highlands Group does not currently intend to pay dividends on its Common Stock. Because the Company may seek to grow through acquisition, an additional use of funds may be to invest in other insurance companies or other insurance operations. During the third quarter of 1998, the Company repurchased 293,500 shares of its common stock at an aggregate cost of $4.0 million. The Company's Board of Directors has not authorized any additional purchases as of September 30, 1998. Repurchased shares are held in Treasury.

Highlands Group's principal sources of funds are dividend and tax sharing payments from Highlands and American Reliance, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are currently limited to $12.1 million in 1998 without prior regulatory approval.

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


Year 2000

The Company is dependent on computers to process and report its business. Information Technology ("IT") systems are used for billing and collecting premium, issuing policies, processing claims, managing assets and reporting financial results. A failure of the Company's IT systems to function properly would have a material adverse effect on the Company's financial condition and results of operations. The process of becoming ready for Year 2000 consists of
(i) identifying and assessing IT systems requiring renovation (whether through modification or replacement); (ii) renovating systems; (iii) validating or testing systems for Year 2000 compliance; and (iv) implementing compliance solutions. To date, the Company's primary focus has been on its own IT systems, as opposed to its non-IT systems and the readiness of its third party vendors. The Company has identified and assessed its IT systems which require renovation to properly process the Year 2000. As described below, with respect to its most important IT systems, the Company is at various stages of the process ranging from renovating the system to having implemented a new system.

The Company began installing a new management and financial reporting IT system during 1998. Implementation is expected to be completed by July 1999.

Because the American Reliance Division was acquired in April 1997, it has a discrete policy issuance and processing IT system from that of the Company's Highlands Division. The status of each division's policy issuance and processing systems is set forth separately. In 1994, American Reliance, working with an outside vendor, began a project to create a single processing platform for all of its business that, among other things, would be able to process its Year 2000 business. In August 1997, Phase One of this project, covering new and renewal business for a portion of the commercial multiple peril line and the commercial automobile, general liability and personal lines, representing approximately 70% of the division's business, began to be implemented. A combination of internal and vendor related factors such as design errors, inadequate testing and poor implementation led to problems with this Phase and contributed to service problems in the Division. The Company has resolved a majority of the problems with Phase One and is implementing Phase Two in November 1998. Phase Two of the project, covering the balance of the commercial multiple peril line and the workers compensation and commercial umbrella lines, representing the remainder of the Division's business, is expected to be completed by November 1999.

The Highlands Division is developing a new processing platform for its business that is Year 2000 compliant. The new platform is composed of policy administration and claim administration subsystems. The policy administration component, in part internally developed but substantially purchased, has been implemented and commenced processing of business on a new and renewal basis in May 1998. Complete conversion to the new system will take approximately one year. The claim administration component has been purchased and is planned for completion in September 1999.

The Company has spent approximately $.3 million through September 30, 1998 to make its IT systems and non-IT systems Year 2000 compliant (excluding $16 million of costs associated with the development of the two processing platforms). The Company expects to incur an additional $1 million in the fourth quarter of 1998 and $2 million in 1999 in this process. The

Company's insurance subsidiaries are expected to fund these costs out of their operations. Although the Company's Year 2000 efforts have caused it to defer certain other IT system projects, the Company does not believe such deferral will have a material adverse effect on its financial position and results of operations.

The Company has begun identifying and assessing non-IT systems such as telephones and other facility related systems. The assessment of these systems will be completed by March 1999. The Company believes that it will be able to modify, or, where appropriate, replace, these systems by September 1999. The telephone systems in its Lawrenceville, New Jersey and Raleigh, North Carolina offices are scheduled to be replaced by February 1999.

The Company relies on third party vendors for many services such as communications, electricity and energy, banking and reinsurance. The Company has identified the entities which are material to its operation and is assessing whether they will be Year 2000 compliant through questionnaires and affirmations of Year 2000 compliance. The Company has not completed this assessment at this time.

The Company has made and will continue to make significant efforts to ensure that it and its third party vendors are Year 2000 compliant. The effect, if any, on the Company's financial position and results of operations from the failure of these efforts to become Year 2000 compliant cannot be reasonably estimated.

The Company's efforts have focused on renovating its IT systems, not on preparing contingency plans if it fails in such renovation efforts. However, the Company does have contingency plans for its processing IT systems. Contingency plans for other systems and material third party vendors which may not be Year 2000 compliant in time will be made on a case-by-case basis as part of the assessment process for each system and vendor.

In addition to the Company's systems, the Year 2000 issues may affect its underlying business. The Company does not believe that Year 2000 occurrences are covered under property and casualty policies that it issues. The Company's insurance products are based on those developed by Insurance Services Office, Inc. ("ISO"), which recently developed policy language that clarifies that there is no coverage for Year 2000 occurrences. The Company has adopted the ISO exclusionary language in states where it has been approved. In states not accepting the ISO exclusionary language, the Company has filed its own exclusionary language. The Company is attaching either the ISO or its own exclusionary language to all policies with a rating classification the Company believes could potentially have Year 2000 losses. The Company's exposure for losses and expenses pursuant to policies it will issue cannot be reasonably estimated at this time.

The estimated cost of the Company's Year 2000 efforts and the dates on which it believes it will complete such efforts are based on management's best estimate which was derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates will prove accurate. Actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include; the availability and costs of all personnel trained in Year 2000 issues; the ability to identify, assess, renovate and test all relevant computer codes and embedded technology; the risk that reasonable testing will not uncover all Year 2000 problems; and similar uncertainties.

Part II   Other Information

Item 1.   Legal Proceedings.

            None

Item 4.   Submission of Matters to a Vote of Security Holders.

            At the Annual Meeting of Stockholders held on May 11, 1998, the Stockholders

              (a) elected the following directors:

                     NOMINEE                SHARES FOR    SHARES WITHHELD
                     -------                ----------    ---------------

                  Robert A. Spass            11,913,704         26,974
                  Bradley E. Cooper          11,910,357         30,321
                  Kenneth S. Crews           11,927,328         13,350

              (b) approved by a vote of 11,373,120 shares for and 92,823 shares against with 474,735 abstentions a proposal to amend the Company's 1995 Stock Option Plan to permit options to be issued to all full-time employees.


              (c) approved by a vote of 11,261,949 shares for 200,575 shares against with 478,154 abstentions a proposal to approve the Employee Stock and Purchase Plan.

              (d) approved by a vote of 11,925,630 shares for and 5,574 shares against with 9,474 abstentions a proposal to select KPMG Peat Marwick LLP as the independent public accountants of the Company for 1998.

Item 6:   Exhibits and Reports on Form 8-K.

              (a) Exhibits

                  (27) Financial Data Schedule (Filed Electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


Date:    November 13, 1998          By /s/ Richard M. Haverland
                                       ------------------------------
                                       Richard M. Haverland
                                       Chairman, President and Chief
                                       Executive Officer
                                       (Authorized Signatory)

Date:    November 13, 1998          By /s/ Charles J. Bachand
                                       ------------------------------
                                       Charles J. Bachand
                                       Vice President, Treasurer and
                                       Principal Accounting Officer
                                       (Authorized Signatory)