Form 10-K405
period 1998-12-31
HIGHLANDS INSURANCE GROUP INC
filed 1999-03-31
CIK 1002816

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

                  For the Fiscal Year Ended December 31, 1998
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                               ----------------

                        HIGHLANDS INSURANCE GROUP, INC.
            (Exact Name of Registrant as Specified in its Charter)

                                    1-14028
                           (Commission File Number)

              Delaware                                 75-2370945
    (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)              Identification Number)


          1000 Lenox Drive
      Lawrenceville, New Jersey                           08648
   (Address of Principal Executive                     (Zip Code)
              Offices)

                                (609) 896-1921
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class            Name of each exchange on   which
      Common Stock $.01 Par Value                   registered
                                               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 12, 1999, was $165,764,456 (based on $13.25 per share). At March 12, 1999, the Registrant had outstanding 12,941,425 shares of its Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1998 is incorporated by reference in Part III of this 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I

  1.  Business...........................................................    1
  2.  Properties.........................................................   15
  3.  Legal Proceedings..................................................   15
  4.  Submission of Matters to a Vote of Security Holders................   15

                                    PART II

  5.  Market for Company's Common Stock and Related Stockholder Matters..   15
  6.  Selected Financial Data............................................   16
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   17
 7A.  Quantitative and Qualitative Disclosures about Market Risk.........   25
  8.  Financial Statements and Supplemental Data.........................   26
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   26

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   26
 11.  Executive Compensation.............................................   26
 12.  Security Ownership of Certain Beneficial Owners and Management.....   26
 13.  Certain Relationships and Related Transactions.....................   26

                                    PART IV

 14.  Financial Statements, Exhibits and Reports on Form 8-K.............   27

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

  The Company's home office is in Lawrenceville, New Jersey, where it has one of its regional offices. It maintains seven other regional offices in Houston, Texas; Raleigh, North Carolina; Columbus, Ohio; Brookfield, Wisconsin; Des Moines, Iowa; Denver, Colorado; and Woodland Hills, California. Specialized business units are located in Lawrenceville and Houston to service larger or specialized (such as marine) accounts. The Company's principal subsidiaries, Highlands Insurance Company, Northwestern National Casualty Company and Pacific National Insurance Company, are rated "B++" (very good) by A.M. Best.

  The Company's principal product lines, shown as a percentage of gross premiums written for 1998, are as follows:

      Commercial multiple-peril..........................................  25.6%
      Workers' compensation..............................................  23.8
      Commercial automobile..............................................  12.6
      Homeowners multiple peril and fire.................................  10.6
      Personal automobile................................................   7.3
      General liability..................................................   7.1
      Marine.............................................................   4.8
      Other..............................................................   8.2
                                                                          -----
                                                                          100.0%
                                                                          =====

  The Company, which is licensed in all 50 states and the District of Columbia, writes primarily property and casualty insurance for commercial customers and certain personal lines. Its commercial policyholders consist of small to medium-sized customers, such as retailers, wholesalers, contractors, service businesses and customers in the habitational sector, located mainly on the East Coast and in California and Texas. In addition, the Company writes insurance at its Houston office for medium to large commercial accounts headquartered in Texas and Louisiana. These customers are engaged in heavy industries, including oil lease operations, construction, engineering, manufacturing and certain service businesses. Its largest customer is Halliburton, the Highlands Group's former parent, which represented 9.0% of the Company's gross premiums written in 1998. The Company provides insurance services to Halliburton pursuant to an agreement which expires on December 31, 1999. Halliburton has advised the Company that it does not intend to continue the contract past its expiration date. The Company also writes ocean marine insurance out of its Houston office, mainly along the Gulf of Mexico and on the West Coast of the United States, including Hawaii and Alaska, and inland marine insurance, mainly in Texas. Its personal lines focus on homeowners multiple peril and fire coverages and automobile insurance located primarily on the East Coast. At the end of 1998, the Company established specialized business units at its Lawrenceville headquarters for the purpose of expanding its large account and marine business throughout its organization.

  Between 1976 and 1996, the Company discontinued three of its product lines (the "Discontinued Lines") which still generate claims that affect the Company's results of operations: business originated by its London operations; an umbrella/excess liability policy program; and assumed casualty and property reinsurance contracts. The Discontinued Lines represented an immaterial amount of the Company's gross premiums written in 1998 and 1997.

Products

  The Company writes commercial and personal property and casualty coverage. The commercial lines include primarily commercial multiple peril, workers' compensation, general liability and commercial automobile insurance. Frequently, commercial policies are sold on an account basis, including a combination of these policy coverages. Policies written for large commercial accounts are generally underwritten on a high deductible or retrospectively rated basis, with significant risk retention by the insured. Policies written for small to medium-sized accounts are generally on a fixed premium basis where the insured has little or no retained risk, although certain workers' compensation policies provide for profit sharing participation to the insured in the form of dividends. The personal lines consist of homeowners multiple peril and dwelling fire and personal automobile insurance. Additionally, the Company writes ocean and inland marine insurance which is generally unrelated to the commercial or personal lines property and casualty products.

  The following table sets forth the Company's gross premiums written by product line for the periods indicated.

                                                                 Years Ended
                                                                 December 31,
                                                              ------------------
                                                               1998  1997  1996
                                                              ------ ----- -----
                                                                (in millions)
      Commercial multiple peril.............................. $ 96.6  80.0  16.4
      Workers' compensation..................................   90.0  69.6  60.5
      Commercial automobile..................................   47.5  40.1  23.3
      Homeowners multiple peril and fire.....................   40.2  29.5   0.9
      Personal automobile....................................   27.5  19.5   0.6
      General liability......................................   26.7  54.8  21.7
      Marine.................................................   18.1  28.2  20.1
      Other..................................................   30.5  22.6  11.8
      Discontinued lines.....................................    1.0   1.7   3.2
                                                              ------ ----- -----
        Total................................................ $378.1 346.0 158.5
                                                              ====== ===== =====

  The following is a description of the types of insurance products sold by the Company.

  Commercial Multiple Peril. Commercial multiple peril policies insure businesses and commercial dwellings against property and third party liability exposures.

  Workers' Compensation. Workers' compensation coverage insures employers against medical and indemnity claims resulting from work related injuries.

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

  Marine. Ocean marine coverage insures business against property and liability losses related to the operation of waterborne vessels and their cargo.

  Other. In addition to its primary product lines above, the Company also underwrites inland marine, surety bonds and property coverage.

Types of Policies

  Approximately 88.0% of the Company's gross premiums written in 1998 related to policies written on a traditional fixed premium basis whereby the customer receives stated levels of coverage in return for a fixed premium over the policy term, including certain workers' compensation policies which provide for participating dividends. The balance of the Company's insurance premiums are written on policies subject to retrospective rating or individually negotiated, high deductible, fixed premium policies.

  Premiums for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the actual loss experience of the insured during the policy period. Loss experience rated policies reduce but do not eliminate risk to the insurer. The Company estimates ultimate losses for the retrospectively rated policies and then adjusts written and earned premiums and premiums due from policyholders for changes in the estimated ultimate losses from the prior valuation.

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

                                                                 Years Ended
                                                                 December 31,
                                                              ------------------
                                                               1998  1997  1996
                                                              ------ ----- -----
                                                                (in millions)
      Texas.................................................. $ 52.4  79.4  95.4
      New Jersey.............................................   51.3  44.6   0.3
      California.............................................   47.1  33.4   7.9
      Pennsylvania...........................................   31.4  27.2   1.1
      North Carolina.........................................   18.3  13.0   0.4
      Iowa...................................................   14.4  10.0    --
      New York...............................................   11.3  10.2   0.2
      Louisiana..............................................   10.8  10.4  16.4
      Other..................................................  141.1 117.8  36.8
                                                              ------ ----- -----
                                                              $378.1 346.0 158.5
                                                              ====== ===== =====

Marketing

  The Company sells its insurance products in various regional markets through a network of approximately 2,100 independent agents. Its ten largest agents wrote 8.8% of the Company's gross premiums written in 1998.

  The Company markets small to medium-sized commercial and personal insurance through eight regional offices in New Jersey, Texas, North Carolina, Ohio, Wisconsin, Iowa, Colorado and California. Specialized business units are located in Lawrenceville and Houston to service larger or specialized (such as marine) accounts. At the end of 1998, the Company opened a sales office in Atlanta, Georgia and is in the process of opening an office in Providence, Rhode Island.

  The Company's small to medium-sized commercial customers (with premium on policies ranging from $2,500 to $100,000) consist mainly of retailers, wholesalers, service businesses, funeral homes, office buildings, religious institutions, franchise and family style restaurants, municipalities, golf courses, automobile dealers, customers in the habitational sector (such as apartments, condominiums, motels and hotels), contractors, wholesale durable goods producers, producers of retail building materials, machine shops and tool manufacturers. Most of the premium is written on the East Coast and in California and Texas.

  The personal lines unit, which is headquartered in Raleigh, North Carolina, focuses on homeowners multiple peril and fire coverages and, to a lesser extent, personal automobile coverage located primarily along the East Coast. The Company is in the process of expanding its personal automobile business to California, Georgia and Rhode Island.

  The Company sells insurance products, through its special accounts unit in Houston, Texas, to a limited number of relatively large industrial clients, headquartered in Texas and Louisiana, engaged in oil lease operations, construction, engineering, manufacturing and service businesses where insurance needs require specialized service capabilities and flexible coverages. The Company, through its marine unit in Houston, markets its ocean marine products along the Gulf of Mexico and the West Coast of the United States, including Hawaii and Alaska and inland marine insurance, mainly in Texas. Its ocean marine customers consist of commercial fishing, tug and barge, and oil field support vessels. The insurance services unit provides insurance coverages for Halliburton, comprised mostly of workers' compensation, automobile liability and general liability insurance written on a high deductible and retrospectively rated basis. The Company provides this coverage as substantially service-based business, through an agreement which expires on December 31, 1999. Halliburton has advised the Company that it does not intend to continue the contract past its expiration date. The Company also established special accounts and marine units in its Lawrenceville office at the end of 1998 to expand its large account and marine business throughout the organization.

  Because the Company's business (other than with Halliburton) is marketed through independent insurance agents and brokers, it considers its relationship with these agents and brokers to be critical to its success. Accordingly, the Company seeks to establish long-term relationships with well-established agencies and brokers with a proven track record. In selecting agencies and brokers for appointment, the Company considers the following criteria: a record of profitability and financial stability; an experienced and professional staff; the existence of a marketing plan for future growth; and a plan for succession in management. The Company's agents are primarily medium-sized firms, generally with annual premium volume estimated at between $2 million and $25 million. Agents are retained under agency agreements which provide for the payment of commissions based on a percentage of premiums written by line of business. Some agents are also eligible to earn contingent commissions based on achieving specified levels of premium volume with profitable underwriting experience. The Company continually monitors the performance of its agents and brokers and terminates relationships in the case of substandard performance.

  The success of the Company depends in large part on maintaining a strong agency network. To increase its responsiveness to agents' needs, the Company has instituted agency councils on a regional basis to deal with issues that are important to agents. The Company has also established teams in its regions which consolidate underwriting, field marketing and agency services into single units. Specific marketing programs have been established to provide agents with marketing support, including an agency newsletter to communicate product marketing information.

  In 1998, the Company introduced a stock purchase plan for its independent agents to permit them to purchase the Company's Common Stock on favorable terms in order to encourage them to become stockholders in the Company and thereby increase their identity of interest with the Company.

Underwriting

  The underwriting and risk selection process is performed at each of the regional offices and business units. Underwriting guidelines and criteria are established for the regional offices by corporate underwriting, located in Lawrenceville, New Jersey. Underwriting audits of the regional offices are performed by the corporate underwriting staff on an annual basis to ensure compliance with underwriting directives. The other business units establish independent underwriting guidelines and criteria and monitoring procedures.

Claim

  Claims are processed in the regional office or the business unit where the business is written. Home office claim support is located in Lawrenceville, New Jersey, which establishes claim policies and procedures for the regional claim offices. The home office also provides support on complex claims, such as environmental, asbestos, and construction defect claims, fraud detection and administration, and conducts an oversight audit function for each regional claim office. In addition, a centralized salvage and subrogation unit is located in Raleigh, North Carolina.

  The Company primarily uses its own adjusters to settle claims, but also uses independent adjusters when necessary for claims in remote areas. On-site adjusters are maintained for a few of the larger accounts. The Company uses in-house counsel for a portion of its claims litigation.

Loss Control

  The Company maintains a loss control operation in all of its offices in the field to provide loss prevention service to customers and to assist underwriters in the risk selection and pricing process. Loss control services include management consultation and recommendation, on-site inspection and training using video, audio and written resources. Services provided to underwriters include inspections, estimation of building replacement costs, risk assessment and recommendations for improving the loss experience on a risk.

Discontinued Lines

  Between 1976 and 1996, the Company discontinued three lines of business which still generate claims that affect the Company's results of operations:
(i) business generated by the Company's London operations, which were initially conducted as a branch office and subsequently by a UK subsidiary (together "Highlands (UK)") and which were discontinued by 1993; (ii) certain umbrella/excess liability policies which were discontinued in 1985; and (iii) assumed casualty and property reinsurance, which was discontinued between 1976 and 1996. The Company has outsourced the claims handling and run-off management of Highlands (UK) to a professional run-off company doing business in the United Kingdom. The run-off of the other discontinued lines is being managed directly by Company personnel in Houston, Texas.

Loss and Loss Adjustment Expense Reserves

  Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The Company's loss and loss adjustment expense reserves are reviewed quarterly by the Company's internal actuaries and at year end by the Company's independent actuaries. The Company's independent actuaries issued opinions on the 1998 loss and loss adjustment expense reserves for the insurance subsidiaries, as required for their statutory filings with the various insurance departments.

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

  When a claim is reported to the Company, claim personnel establish a "case reserve" for the estimated amount of the ultimate liability. This reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific types of claims. Case reserves are increased or decreased as deemed necessary by the Company's claim department, after evaluating, among other things, coverage, liability and the severity of subsequent developments and periodic reviews of the claims.

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

                                                    1998      1997      1996
                                                 ---------- --------- ---------
                                                         (in thousands)
Balance at January 1............................ $1,605,374 1,156,824 1,253,627
Acquisition of American Reliance................         --   520,719        --
  Less--Reinsurance recoverables................    692,668   652,449   599,558
                                                 ---------- --------- ---------
Net balance at January 1........................    912,706 1,025,094   654,069
                                                 ---------- --------- ---------
Incurred related to--
  Current year..................................    256,528   230,033   133,717
  Commutation of Aggregate Excess of Loss
   Reinsurance
   Agreement....................................     50,000        --        --
  Prior year--
    Asbestos and environmental..................     21,840     5,433     6,557
    All other...................................         32    11,013    16,315
                                                 ---------- --------- ---------
  Total prior year..............................     21,872    16,446    22,872
                                                 ---------- --------- ---------
    Total incurred..............................    328,400   246,479   156,589
                                                 ---------- --------- ---------
Paid related to--
  Current year..................................     90,635   120,705    37,020
  Prior year--
    Asbestos and environmental..................     13,373     6,812     7,855
    All other...................................    266,117   231,350   155,666
                                                 ---------- --------- ---------
  Total prior year..............................    279,490   238,162   163,521
                                                 ---------- --------- ---------
    Total paid..................................    370,125   358,867   200,541
                                                 ---------- --------- ---------
Net balance at December 31......................    870,981   912,706   610,117
  Add--Reinsurance recoverables.................    732,567   692,668   546,707
                                                 ---------- --------- ---------
Balance at December 31.......................... $1,603,548 1,605,374 1,156,824
                                                 ========== ========= =========

  The loss reserve experience of the Company, as reflected on the basis of generally accepted accounting principles, is shown in the following table, which represents the development of balance sheet reserves (net of reinsurance) for 1988 through 1998. The top three lines of the table reconcile gross loss and loss adjustment expense reserves to net loss and loss adjustment expense reserves for 1992 through 1998. The upper section of the table shows the cumulative amount paid with respect to the previously recorded net reserves as of the end of each succeeding period. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding period. In addition, the table also presents the gross re-estimated reserve liability as of the latest re-estimation period. The Company did not restate data for years prior to 1992 in this table for presentation on a gross basis.

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

                      1988      1989      1990       1991        1992       1993       1994       1995       1996       1997
                    --------  --------  ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------
                                                                   (in thousands)
 Gross reserves
  for loss and
  loss adjustment
  expense........   $     --        --         --         --   1,393,352  1,225,242  1,149,173  1,253,627  1,156,824  1,605,374
 Deduct:
  reinsurance
  recoverable....         --        --         --         --     827,381    627,285    557,096    599,558    546,707    692,668
 Net reserves for
  loss and loss
  adjustment
  expense........    452,448   493,818    540,818    652,925     565,971    597,957    592,077    654,069    610,117    912,706
 Net paid
  (cumulative) as
  of:
 One year later..    165,380   207,948    236,070    263,755     268,072    184,586    198,415    163,521    135,747    279,490
 Two years
  later..........    283,703   344,994    419,791    420,876     395,244    333,366    323,737    266,093    231,409
 Three years
  later..........    353,811   448,667    510,739    518,442     513,135    426,022    404,287    348,713
 Four years
  later..........    419,100   516,833    573,504    608,865     587,726    488,676    473,059
 Five years
  later..........    468,899   555,134    638,963    668,889     639,647    548,333
 Six years
  later..........    497,568   605,691    685,578    714,843     692,851
 Seven years
  later..........    540,202   641,245    723,905    763,008
 Eight years
  later..........    569,297   670,661    764,543
 Nine years
  later..........    595,966   704,056
 Ten years later.    625,928
 Gross paid
  (cumulative) as
  of:
 One year later..                                                583,180    405,885    284,446    279,091    183,701    338,120
 Two years
  later..........                                                920,199    635,683    522,680    429,250    324,859
 Three years
  later..........                                              1,113,503    836,921    650,471    556,177
 Four years
  later..........                                              1,296,333    945,321    762,957
 Five years
  later..........                                              1,392,285  1,046,959
 Six years later.                                              1,485,306
 Net liability
  re-estimated as
  of:
 End of year.....    452,448   493,818    540,818    652,925     565,971    597,957    592,077    654,069    610,117    912,706
 One year later..    479,617   544,574    653,379    694,248     688,811    662,841    735,647    676,940    626,563    984,578
 Two years
  later..........    518,162   627,917    725,661    785,147     772,020    788,454    750,941    702,633    689,107
 Three years
  later..........    565,941   667,812    772,614    828,241     894,071    805,313    783,138    765,168
 Four years
  later..........    585,565   714,290    824,126    938,216     915,163    835,720    863,781
 Five years
  later..........    631,570   765,856    925,216    957,726     943,789    913,664
 Six years
  later..........    680,821   863,909    943,067    988,466   1,035,577
 Seven years
  later..........    772,322   872,101    971,193  1,084,762
 Eight years
  later..........    776,353   897,497  1,060,151
 Nine years
  later..........    799,829   976,982
 Ten years later.    879,250
 Net deficiency..   (426,802) (483,164)  (519,333)  (431,837)   (469,606)  (315,707)  (271,704)  (111,099)   (78,990)   (71,872)
 Impact of 1995
  Third Quarter
  Change.........     84,482    88,701     90,501     96,640     103,483    107,594    117,000         --         --         --
 Impact of
  Commutation of
  Stop Loss
  Agreement......     50,000    50,000     50,000     50,000      50,000     50,000     50,000     50,000     50,000     50,000
 Remaining net
  deficiency.....   (292,320) (344,463)  (378,832)  (285,197)   (316,123)  (158,113)  (104,704)   (61,099)   (28,990)   (21,872)
                    ========  ========  =========  =========  ==========  =========  =========  =========  =========  =========
 Gross re-
  estimated
  liability as
  of:
 End of year.....                                              1,393,352  1,225,242  1,149,173  1,253,627  1,156,824  1,605,374
 One year later..                                              1,636,022  1,413,673  1,445,913  1,324,315  1,285,772  1,746,580
 Two years
  later..........                                              1,811,827  1,693,009  1,492,471  1,468,762  1,457,924
 Three years
  later..........                                              2,102,378  1,741,108  1,644,068  1,644,068
 Four years
  later..........                                              2,157,078  1,895,541  1,921,075
 Five years
  later..........                                              2,307,982  2,070,956
 Six years.......                                              2,470,661
 Gross cumulative
  deficiency.....                                             (1,077,309)  (845,714)  (771,902)  (390,441)  (301,100)  (141,206)
                                                              ==========  =========  =========  =========  =========  =========
 Gross...........                                              2,470,661  2,070,956  1,921,075  1,644,068  1,457,924  1,746,580
 Less: re-
  estimated
  recoverable....                                              1,435,084  1,157,292  1,057,294    878,900    768,817    762,002
                                                              ----------  ---------  ---------  ---------  ---------  ---------
 Net re-estimated
  liability......                                             $1,035,577    913,664    863,781    765,168    689,107    984,578
                                                              ==========  =========  =========  =========  =========  =========
                      1998
                    ---------
 Gross reserves
  for loss and
  loss adjustment
  expense........   1,603,548
 Deduct:
  reinsurance
  recoverable....     732,567
 Net reserves for
  loss and loss
  adjustment
  expense........     870,981
 Net paid
  (cumulative) as
  of:
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years later.
 Gross paid
  (cumulative) as
  of:
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years later.
 Net liability
  re-estimated as
  of:
 End of year.....     870,981
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years later.
 Net deficiency..
 Impact of 1995
  Third Quarter
  Change.........
 Impact of
  Commutation of
  Stop Loss
  Agreement......
 Remaining net
  deficiency.....
 Gross re-
  estimated
  liability as
  of:
 End of year.....   1,603,548
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years.......
 Gross cumulative
  deficiency.....
 Gross...........
 Less: re-
  estimated
  recoverable....
 Net re-estimated
  liability......

  The four components which account for the substantial majority of the indicated historical (1987-1994) reserve deficiencies are: (i) reserving practices prior to 1991 for unreported losses associated with retrospectively rated policies, (ii) environmental (including asbestos) claims, (iii) Discontinued Lines business and (iv) inadequate individual claim reserves.

  As the table above illustrates, the Company's net reserves at the end of 1997 developed unfavorably in 1998 by $21.9 million. This increase is due primarily to deficiencies on asbestos and environmental loss and loss adjustment expense reserves. However, the deficiencies were primarily covered by retrospectively rated policies which resulted in adjustments to gross premiums written thus minimizing the impact on the Company's income statement. For additional discussion regarding loss and loss adjustment expense reserves, see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  The Company and the property and casualty insurance industry in general have experienced substantial adverse reserve development, particularly since 1988, related to environmental claims. The areas of exposure for the Company are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." For 1998, 1997 and 1996, the amounts of adverse reserve development related to environmental claims were $21.8 million, $5.4 million and $6.6 million, respectively. Prior to 1993, the Company did not explicitly identify the amount of unreported loss reserve related to environmental claims.

  Prior to the end of 1991, the Company did not establish a reserve for unreported losses from retrospectively rated policies written for Halliburton and its affiliated companies. The emergence of these losses was effectively offset by collection of additional premiums under the policies and thus the impact on the Company's income statement was minimal. For 1988 to 1990, the total incurred loss emergence was equal to the adverse reserve development for these policies and amounted to $181.0 million. 1991 also contained an additional increase of $46.3 million related to the initial establishment of unreported loss and allocated loss adjustment expense reserves for all accident years prior to 1991.

  Although the majority of the assumed reinsurance contracts covering casualty exposures relate to the 1969 through 1974 policy years, losses have continued to emerge throughout the last ten years. For the calendar years 1998, 1997 and 1996, the amounts of assumed reinsurance losses recorded were $2.4 million, $3.6 million and $3.4 million respectively. From 1985 to 1991, this line contributed $51.0 million of adverse reserve development averaging approximately $7.3 million per year. Included within these amounts are losses related to environmental claims, although enough information to identify these losses is not always provided by the ceding companies. To the extent information provided by ceding companies permits, the environmental losses have been segregated for the Company's reserve analysis.

  Loss and loss adjustment expense reserves for Highlands (UK) have demonstrated reserve deficiencies in prior years. Net reserve re-estimates for 1998, 1997 and 1996 have produced increased liabilities of $64,200, $1.4 million and $1.5 million, respectively. There have been several factors contributing to the adverse reserve development, including the large number of catastrophic claims, and losses resulting from the exhaustion of certain reinsurance coverage relating to the catastrophe claims.

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

  The Company maintained excess of loss reinsurance treaties for each of its main property, casualty and marine coverages during 1998. On casualty risks, including workers' compensation, the retention level was $500,000 per occurrence, with reinsurance coverage up to $30 million per occurrence. Additional workers' compensation coverage was provided by a second catastrophe excess of loss arrangement that provides $80 million above the $30 million for total workers' compensation coverage of $109.5 million in excess of $500,000. On property risks, reinsurers assume liability for 100% in excess of a retention of $500,000 up to $25 million per risk and per occurrence. For larger limits or whenever unusual exposures are present, the Company purchases individual policy reinsurance which is referred to as facultative. In addition, the Company purchased property catastrophe reinsurance to reduce its exposure to losses resulting from any single catastrophic event. Under this treaty, the Company retained $3 million of each loss occurrence and had protection for 95% of all losses in excess thereof up to $60 million. On marine business, reinsurers assumed liability on loss occurrences which exceed $250,000 per occurrence up to $22 million.

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

  The following table sets forth by quality of reinsurer (for those domestic companies rated by A.M. Best) the Company's reinsurance recoverable as of December 31, 1998.

                                                                    December 31,
      Category                                                          1998
      --------                                                      ------------
                                                                        (in
                                                                     millions)
      A.M. Best Rated:
        A- or better...............................................    $328.2
        B++ or less................................................     192.0
      Non A.M. Best Rated:
        Equitas/Lloyds.............................................     123.5
        Other foreign reinsurers...................................     132.0
        Pools and associations.....................................      11.6
                                                                       ------
          Total reinsurance recoverable............................    $787.3
                                                                       ======

  Based upon its evaluations of reinsurers, the Company retains the ceded reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring current financial information for certain foreign reinsurers, including Lloyds syndicate members, the Company believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to carriers that are not authorized reinsurers as determined by an insurance subsidiary's domiciliary department of insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable for reported losses and, in some instances, unreported losses. At December 31, 1998, such collateral totaled approximately $45.4 million, of which $16.0 million was received from other foreign reinsurers above. The Company's three largest reinsurance recoverables at December 31, 1998 were with the underwriting syndicates at Lloyds, amounting to approximately $123.5 million of which approximately $81.8 million is carried by Highlands (UK), $113.7 million with American Re-Insurance Company and $70.1 million with General Reinsurance Company. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Reinsurance Receivables."

Investments

  The Company adheres to conservative investment practices and manages its portfolio internally. The table below shows the carrying value and classification of the Company's investments at the dates indicated.

                                                              December 31,
                                                         ----------------------
                                                           1998    1997   1996
                                                         -------- ------- -----
                                                             (in millions)
      Fixed maturities:
        United States Government and government
         agencies....................................... $  205.5   276.4 152.4
        States, municipalities and political
         subdivisions...................................     61.2   189.5 223.1
        Mortgage-backed securities......................    415.0   417.5 113.4
        Corporate securities............................    318.4   282.5 172.7
        Foreign governments.............................       .1      .1  12.9
        Sinking fund preferred stock....................      1.0      .5   5.8
      Equity securities.................................     21.1     1.6  27.0
      Other investments.................................      3.1     4.1   3.8
      Cash and cash equivalents.........................     70.7    60.7  49.5
                                                         -------- ------- -----
                                                         $1,096.1 1,232.9 760.6
                                                         ======== ======= =====

  Fixed Maturities. Fixed maturities constituted 91.3% of the Company's investments at December 31, 1998. The Company determines the mix of its investment in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. As of December 31, 1998, taxable bonds accounted for approximately 93.9% of total fixed maturities. Beginning April 30, 1997, the Company reclassified its entire fixed maturities portfolio as available-for-sale. Fixed maturity investments classified as available-for-sale are carried on the Company's balance sheet at estimated fair value, with unrealized gains and losses (net of taxes) recorded in stockholders' equity. At December 31, 1998, the pre-tax unrealized gains on available-for-sale fixed maturities totaled $25.4 million.

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

                               Moody's
                             Equivalent  December 31, December 31, December 31,
           NAIC Ratings      Description     1998         1997         1996
           ------------      ----------- ------------ ------------ ------------
      1..................... AAA/AA/A        91.1%        93.8%        95.7%
      2..................... BAA              8.2          5.0          4.3
      3..................... BA               0.5          0.9           --
      4..................... B                0.2          0.3           --
                                            -----        -----        -----
                                            100.0%       100.0%       100.0%
                                            =====        =====        =====

  See Notes to Consolidated Financial Statements for a description of the contractual maturities of the Company's fixed maturities portfolio at December 31, 1998 and 1997.

  Equities. Equity holdings comprised 1.9% of the Company's investments at December 31, 1998, and consist of a diversified portfolio of unaffiliated preferred stocks.

  Other Invested Assets. Other invested assets represent amounts invested in limited partnerships and comprised 0.3% of total investments at December 31, 1998.

  Cash and Cash Equivalents. The Company's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 6.5% of total investments at December 31, 1998.

  The following table sets forth the Company's gross investment income and the pre-tax yield of its investment portfolio (excluding investment income related to premium notes receivable from insureds).

                                         Years ended December 31,
                         ----------------------------------------------------------
                                1998                1997                1996
                         ------------------- ------------------  ------------------
                         Investment Pre-Tax  Investment Pre-Tax  Investment Pre-Tax
                           Income   Yield(1)   Income   Yield(1)   Income   Yield(1)
                         ---------- -------- ---------- -------  ---------- -------
                                          (dollars in thousands)
Fixed maturity
 securities:
  Taxable...............  $66,939     6.95%   $53,666    6.97%    $26,815    7.06%
  Non-taxable(2)........    7,136     5.53     14,408    6.71      16,743    7.14
  Equity securities.....      517     5.68      2,073    9.64       2,180    7.84
  Short-term............    3,993     6.48      4,997    6.71       5,807    5.50
  Other invested assets.       57     2.82        372    9.48          54    1.35
                          -------     ----    -------    ----     -------    ----
    Total...............  $78,642     6.75%   $75,516    6.95%    $51,599    6.96%
                          =======     ====    =======    ====     =======    ====

--------
(1) Calculated as gross investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of each quarter. Investment balances are at amortized cost, except in the case of equity securities for which cost is used.
(2) For purposes of comparing non-taxable yields to yields on taxable securities, these yields are equivalent to pre-tax yields of 8.5%, 10.3%, 11.0% in 1998, 1997 and 1996, respectively, assuming a 35% tax rate. The disparity between the equivalents of pre-tax yields on non-taxable fixed maturity securities in comparison with the pre-tax yields on taxable fixed maturity securities is a function of the differing interest rate environments in which such securities were acquired.

Competition; Industry Conditions

  The property and casualty insurance business is highly competitive, mainly on the basis of price and service. The Company estimates that there are more than 3,000 property and casualty insurers nationwide. Many of the Company's competitors are large national companies with greater financial and other resources than the Company. In addition to independent insurance companies, there is increasing competition for commercial business because of alternatives to traditional insurance such as captive insurers and self-insurance. Besides traditional insurance products, insurers writing commercial lines of business now offer products for alternative forms of risk protection. These products, including high deductible programs and other forms of self-insurance which utilize captive insurance companies and risk retention groups, have been instituted and marketed to attract additional business to these companies. It is not possible to predict how continued growth in alternative forms of risk protection will affect future operations. The Company competes on the basis of underwriting expertise, pricing, service and product design. Management believes its regional market knowledge, flexibility and quality service to agents and insureds provide a competitive advantage.

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

  Highlands Insurance Company ("HIC") and its subsidiaries, Highlands Underwriters Insurance Company, Highlands Casualty Company and Aberdeen Insurance Company, are domiciled in Texas. Under current Texas law, any dividend or distribution, together with any dividend or distribution made within the preceding twelve months, is an "extraordinary dividend" if it exceeds the greater of (a) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or (b) the insurer's net income for the preceding year. An extraordinary dividend may not be paid unless the company reports the extraordinary dividend to the Texas Insurance Commissioner at least 30 days before payment and the Texas Insurance Commissioner does not disapprove the extraordinary dividend within that period. The maximum dividend payable by HIC during 1999 without the prior approval of the Texas Insurance Commissioner is approximately $29.2 million.

  Northwestern National Casualty Company ("NNCC") and its subsidiary, NN Insurance Company ("NNI"), are domiciled in Wisconsin. Under current Wisconsin law, any dividend or distribution of cash or other property, together with that of other dividends paid or credited and distributions made within the preceding twelve months, is an "extraordinary dividend" if it exceeds the lesser of (a) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or (b) the greater of: (i) the net income (excluding realized capital gains) of the insurer for the calendar year preceding the date of the dividend or distribution or (ii) the aggregate of the net income of the insurer for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years, and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. An extraordinary dividend may not be paid unless the company reports the extraordinary dividend to the Wisconsin Insurance Commissioner at least 30 days before payment and the Wisconsin Insurance Commissioner does not disapprove the extraordinary dividend within that period. NNCC can pay dividends of $8.0 million during 1999 without the prior approval of the Wisconsin Insurance Department.

  Pacific National Insurance Company ("PNIC") and its subsidiary, Pacific Automobile Insurance Company ("PAIC"), are domiciled in California. Under current California law, any payment by an insurer of a dividend or distribution of cash or other property, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or (ii) the net income of the insurer for the 12-month period ending on the preceding December 31 is defined as an "extraordinary dividend." California law permits an insurer to pay dividends only from earned surplus. An extraordinary dividend may not be paid unless it has been approved by the insurance department or the insurance department has not disapproved the dividend or distribution within 30 days after notice of the declaration to the department. PNIC can pay dividends of $2.7 million during 1999 without prior approval of the California Insurance Department.

  The dividend capability of LMI Insurance Company ("LMI") which is domiciled in Ohio, State Capital Insurance Company, which is domiciled in North Carolina, and American Professionals Insurance Company and Statesman Insurance Company, which are domiciled in Indiana, are not material to the Company.

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

  The risk-based capital model formula creates four levels of regulatory action (as defined in the NAIC's model law). The extent of regulatory intervention and action increases as the level of surplus to risk-based capital falls. The first level, Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the Authorized Control Level. The Regulatory Action Level requires an insurer to submit a plan containing corrective actions and permits the domiciliary insurance regulator to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the Authorized Control Level. The Authorized Control Level allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions. The fourth action level, Mandatory Control Level, requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the Authorized Control Level.

  At December 31, 1998, all of the insurance subsidiaries of Highlands Group, other than LMI, were above the Company Action Level. LMI's surplus was within the Authorized Control Level at December 31, 1996. In connection with the acquisition of American Reliance by the Highlands Group, LMI submitted a corrective action plan to the Ohio Insurance Department, which accepted the plan. The plan included, among other things, LMI ceasing to write insurance and being put in run-off. At December 31, 1998, LMI's surplus was at the Company Action Level. Management believes that the regulatory matters concerning LMI will not have a material impact on the Company's results of operations or financial position.

  The business of Highlands (UK) is subject to regulation under the laws of the United Kingdom pursuant to the Insurance Companies Act of 1982. After incurring unacceptable underwriting results in 1991 and 1992 and reviewing the prospects for the future, Highlands (UK) voluntarily ceased writing new business effective April 1993. The Company received a Notification of Requirements from the Department of Trade and Industry ("DTI") in 1993, which included: timely reporting of certain financial information; restrictions on certain investment activities without prior approval of the DTI; restrictions relating to transactions with connected persons; and a provision requiring Highlands (UK) to cease to effect contracts of insurance except where it has a legal obligation to do so. Capital infusions for Highlands (UK) were made in 1994 and 1995. During 1994, the DTI sent an additional requirements notice to Highlands (UK) requesting a plan for restoration of a sound financial position because of its failure to maintain a margin of solvency required by Section 32 of the Insurance Companies Act of 1982 for a company writing premiums. Highlands (UK) has developed such a plan. Maintaining a license to write business in the United Kingdom is not essential and the Highlands (UK) plan does not anticipate any further capital contribution to Highlands (UK) beyond the 1995 contribution of $10 million. Management believes that the regulatory matters concerning Highlands (UK) will not have a material impact on the Company's results of operations or financial position.

Employees

  The Company had 1,009 employees as of December 31, 1998. The Company believes that its relations with its employees are satisfactory.

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

ITEM 4: Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

ITEM 5: Market for Company's Common Stock and Related Stockholder Matters.

  The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "HIC." As of March 12, 1999 approximately 12,941,425 shares of Common Stock were issued and outstanding. In addition, 1,200,000 shares of Common Stock are reserved for issuance pursuant to restricted stock grants and options granted or to be granted pursuant to the 1995 Stock Option Plan and the 1995 Directors' Stock Plan. See Item 11: "Executive Compensation."

  The following table sets forth, for the calendar periods indicated, the high and low per share sale prices of the Common Stock as reported in NYSE-- Composite Transactions.

      Period                                                         High   Low
      ------                                                        ------ -----
      1997 First Quarter........................................... $24.00 18.50
      1997 Second Quarter.......................................... $21.38 17.50
      1997 Third Quarter........................................... $25.00 19.25
      1997 Fourth Quarter.......................................... $29.38 22.13
      1998 First Quarter........................................... $28.38 23.38
      1998 Second Quarter.......................................... $28.88 17.88
      1998 Third Quarter........................................... $18.88 11.81
      1998 Fourth Quarter.......................................... $13.19  9.75

  The approximate number of stockholders of record of Common Stock as of March 12, 1999 was 6,379.

  Dividends. The Company has not previously paid any dividends and currently does not intend to pay dividends on the Common Stock. This policy, however, will be reconsidered from time to time by the Board of Directors of the Company. The Company's ability to pay dividends in the future will depend upon its financial performance and other factors that are not presently determinable. The Credit Agreement with its lending banks prohibits the payment of cash dividends by the Company and the Company's 10% Convertible Subordinated Debentures due December 31, 2005 (the "Debentures") contain covenants restricting the payment of dividends in excess of specified amounts. As described above, the payment of dividends to the Company by the U.S. insurance subsidiaries is subject to certain limitations under insurance laws.

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

                                       Years Ended December 31,
                          ---------------------------------------------------------
                             1998       1997          1996      1995(1)     1994
                          ----------  ---------     ---------  ---------  ---------
                            (dollars in thousands, except per share date)
Statement of Operations
 Data:
Revenues:
  Net premiums earned...  $  388,813    311,993       152,048    201,446    241,676
  Net investment income.      77,969     74,383        50,988     48,529     46,720
  Net realized
   investment gains.....      16,874      5,585         1,199      2,618      1,910
                          ----------  ---------     ---------  ---------  ---------
    Total revenues......     483,656    391,961       204,235    252,593    290,306
Expenses:
  Loss and loss
   adjustment expense
   incurred.............     328,400    246,479       156,589    300,253    224,315
  Underwriting expenses.     141,788    115,564        56,487     73,905     65,022
  Debt interest and
   amortization expense.      12,258     10,542         6,903         --         --
  Other expenses
   (income), net........       2,000        857         1,697       (823)    (1,314)
                          ----------  ---------     ---------  ---------  ---------
    Total expenses......     484,446    373,442       221,676    373,335    288,023
Income (loss) before
 income tax expense
 (benefits).............        (790)    18,519       (17,441)  (120,742)     2,283
Income tax expense
 (benefit)(2)...........      (3,887)     1,683       (12,098)        --         --
                          ----------  ---------     ---------  ---------  ---------
Net income (loss)(2)....  $    3,097     16,836        (5,343)  (120,742)     2,283
                          ==========  =========     =========  =========  =========
Earnings (loss) per
 common share(3):
  Basic.................  $      .24       1.34          (.47)    (10.55)       .20
  Diluted...............  $      .20       1.09          (.47)    (10.55)       .20

Balance Sheet Data (at
 end of period):
Investments, cash and
 cash equivalents.......  $1,096,147  1,232,917       760,618    720,746    683,020
Receivable from
 reinsurers.............  $  787,344    723,114       556,900    602,380    561,474
  Total assets..........  $2,265,043  2,366,656     1,566,031  1,636,091  1,539,418
Loss and loss adjustment
 expense reserves.......  $1,603,548  1,605,374     1,156,824  1,253,627  1,149,173
Stockholders' equity ...  $  318,554    329,293       263,475    267,110    295,808
Certain Financial Ratios
 and Other Data:
GAAP:
  Loss ratio............        84.4%      79.0%        103.0%     149.0%      92.8%
  Expense ratio.........        36.5       37.0          37.1       36.7       26.9
                          ----------  ---------     ---------  ---------  ---------
    Combined ratio......       120.9%     116.0%        140.1%     185.7%     119.7%
                          ==========  =========     =========  =========  =========
Statutory surplus.......  $  313,542    333,141       188,527    180,020    257,953
Net premiums written to
 policyholder surplus...         1.2x       1.2x(4)       0.8x       1.1x       0.9x

--------
(1) The Company recorded a charge to pre-tax earnings during the year ended December 31, 1995 of $125 million for loss and loss adjustment expenses.

(2) The Company provides for income taxes in its statements of operations pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes." With respect to losses for periods preceding the Distribution, no tax benefits were recorded in the statements of operations pursuant to SFAS 109 due to the Company's tax-sharing agreement with its former parent, Halliburton. Tax receipts under its intercompany tax-sharing arrangements with Halliburton were recorded as additions to stockholders' equity for the periods preceding the Distribution. For further information regarding federal and foreign income taxes, see Note 7 to Consolidated Financial Statements.
(3) The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128. Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements. Earnings (loss) per share for periods preceding the distribution have been computed based upon the 11,448,208 shares of Company Common Stock distributed on January 23, 1996.
(4)   Includes twelve months pro forma net premium written for American
      Reliance.

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

  The industry has experienced the effects of a number of well publicized catastrophic events in recent years, some of which have affected the Company. Growth in liabilities related to asbestos and environmental risks has also adversely affected the industry and is of significance to the Company. See "-- Results of Operations--Loss and Loss Adjustment Expense Reserves" below.

  Property and casualty insurers are regulated by the various state insurance departments that coordinate their efforts through the NAIC. See "Business-- Regulation." Regulation includes rate and policy form approval, licensing of insurance agents and companies and solvency oversight.

Results of Operations

  As discussed in Note 2 to the Consolidated Financial Statements, on April 30, 1997, the Company completed the acquisition of Vik Brothers Insurance, Inc., renamed American Reliance, Inc. ("American Reliance"). The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the results of American Reliance's operations only from date of acquisition. The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                             Years Ended
                                                            December 31,
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------  ------
                                                        (dollars in millions,
                                                          except per share
                                                                data)
      Consolidated Results:
      Gross premiums written........................... $ 378.1   346.0   158.5
      Net premiums written............................. $ 374.8   277.7   135.1
                                                        =======  ======  ======
      Net premiums earned.............................. $ 388.8   312.0   152.1
      Loss and loss adjustment expense.................  (328.4) (246.5) (156.6)
      Underwriting expenses............................  (141.8) (115.6)  (56.5)
                                                        -------  ------  ------
      Underwriting loss................................   (81.4)  (50.1)  (61.0)
      Net investment income............................    78.0    74.4    51.0
      Net realized investment gains....................    16.9     5.6     1.2
      Debt interest and amortization expense...........   (12.3)  (10.5)   (6.9)
      Other (expenses) income, net.....................    (2.0)   (0.9)   (1.7)
                                                        -------  ------  ------
      Income (loss) before income taxes................    (0.8)   18.5   (17.4)
      Income tax expense (benefit).....................    (3.9)    1.7   (12.1)
                                                        -------  ------  ------
      Net income (loss)................................ $   3.1    16.8    (5.3)
                                                        =======  ======  ======
      Earnings (loss) per share:
        Basic.......................................... $   .24    1.34    (.47)
        Diluted........................................ $   .20    1.09    (.47)
      Ratios:
        Loss...........................................    84.4%   79.0%  103.0%
        Expense........................................    36.5    37.0    37.1
                                                        -------  ------  ------
        Combined.......................................   120.9%  116.0%  140.1%
                                                        =======  ======  ======

Period to Period Comparisons

  Gross Premiums Written. Gross premiums written for 1998, 1997 and 1996 were $378.1 million, $346.0 million and $158.5 million, respectively. The increase in 1998 is attributable to the inclusion of American Reliance for the full year 1998 ($278.2 million) compared to eight months in 1997 ($214.8 million) because it was acquired on April 30, 1997. Using full year 1997 gross premiums written for American Reliance produces a decline in 1998 of approximately 19.7% due primarily to three factors. First, the Company continues to focus on stricter underwriting standards and adequate pricing. The current pricing environment is highly competitive as insurers compete to retain business. Second, service disruption in early 1998 associated with the implementation of a new policy issuance system at the end of 1997 negatively impacted new and renewal policy processing and agents' willingness to place business with the Company. Finally, the reduction in the A.M. Best rating of Highlands Insurance Company to B++ from A-, announced by A.M. Best in June 1998, caused a decline in premium production. The declines have been partially offset by approximately $15.3 million of increases in premiums under retrospectively rated policies.

  In 1998, the Company entered into agreements with insurance companies which provide certain of the Company's customers access to A+ paper. These agreements were entered into to limit the future loss of business due to A.M. Best's downgrade of Highlands Insurance Company.

  Gross premiums written for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written and net premiums earned to fluctuate significantly from period to period. Experience rated contracts reduce but do not eliminate risk to the insurer.

  Gross premiums written for 1997 increased $187.5 million compared to 1996 due to the inclusion of American Reliance for eight months in 1997 which amounted to $214.8 million. Excluding the American Reliance business, gross premiums written for 1997 declined $27.3 million or approximately 17.2% in 1997. The decline was due to stricter underwriting standards and increased price competition.

  Net Premiums Written. Net premiums written for 1998, 1997 and 1996 were $374.8 million, $277.7 million and $135.1 million, respectively. $62.5 million of the increase in 1998 is related to the same issues affecting gross premiums written. The remaining increase of $34.6 million resulted from the non-recurring return premium associated with the Company's termination of an Aggregate Excess of Loss Reinsurance Agreement ("Stop Loss Agreement") entered into in 1992.

  Net premiums written for 1997 increased $142.6 million compared to 1996 primarily due to the inclusion of American Reliance for eight months in 1997 which amounted to $159.9 million. Excluding the American Reliance business, net premiums written for 1997 declined 12.8% compared to 1996 for the same reasons noted for gross premiums written.

  Net Premiums Earned. Net premiums earned for 1998, 1997 and 1996 were $388.8 million, $312.0 million and $152.1 million, respectively. The acquisition of American Reliance increased net premiums earned by $67.4 million and $188.9 million for 1998 and 1997, respectively. Additionally, the termination of the Stop Loss Agreement had the effect of increasing reported premiums in 1998 by $34.6 million. The offsetting decreases for 1998 and 1997 of $25.2 million and $29.0 million, respectively, relate to the same items affecting gross and net premiums written.

  Loss and Loss Adjustment Expenses Incurred. Loss and loss and adjustment expenses incurred for 1998, 1997 and 1996 were $328.4 million, $246.5 million and $156.6 million, respectively. The increase in 1998 of $81.9 million compared to 1997 was attributable to several factors. First, the termination of the Stop Loss Agreement noted above had the effect of increasing loss and loss adjustment expenses reported in 1998 by $50.0 million. Second, the Company experienced catastrophe losses primarily in the second quarter of $5.2 million in 1998 compared to $17.3 million in 1997. The catastrophe losses adversely impacted the entire industry in 1998 due to the high frequency of catastrophes. Third, during 1998, the Company experienced an increase in loss and loss adjustment expenses of $1.9 million ($8.0 million in 1998 compared to $6.1 million in 1997) related to California construction defect claims. Fourth, in 1998, there were higher incurred losses subject to retrospectively rated policies. Finally, the inclusion of American Reliance for the full year of 1998 compared to eight months in 1997 increased loss and loss adjustment expenses in 1998.

  Loss and loss adjustment expenses incurred for 1997 increased $89.9 million from 1996 primarily due to the acquisition of American Reliance. The increase was partially offset by lower loss and loss adjustment expenses incurred due to the declining premium volume excluding American Reliance.

  Underwriting Expenses. Underwriting expenses for 1998, 1997 and 1996 were $141.8 million, $115.6 million and $56.5 million, respectively. The underwriting expense ratio for 1998, 1997 and 1996 was 36.5%, 37.0% and 37.1%, respectively. Elimination of the non-recurring premium related to the Stop Loss Agreement and certain retrospectively rated policies resulted in an expense ratio of 41.8% for 1998. The increase reflects the higher costs associated with the problems implementing the policy issuance system and resulting decrease in premium volume.

  Investment Results. Net investment income for 1998, 1997 and 1996 was $78.0 million, $74.4 million and $51.0 million, respectively. Net investment income increased $3.6 million from 1997 due to the inclusion of American Reliance for the full year in 1998. The 1998 investment income increase was partially offset by lower interest rates in 1998 and a reduction in the size of the investment portfolio. Net investment income for 1997 increased from 1996 primarily due to the acquisition and inclusion of American Reliance. Net realized investment gains for the Company were $16.9 million, $5.6 million and $1.2 million for 1998, 1997 and 1996, respectively.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for 1998 compared to the same period for 1997 increased $1.8 million as a result of the $65 million loan under a Credit Agreement entered into in April 1997 being outstanding for the full year in 1998 versus eight months in 1997. The loan was used to finance the purchase of American Reliance. The increase in debt interest and amortization expense between 1996 and 1997 of $3.6 million was also the result of the loan incurred under the Credit Agreement.

  Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

  Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax benefit for 1998 was $3.9 million. The Company's effective tax rate reflects the significant amount of net investment income from tax advantaged fixed income securities and the magnitude of the underwriting loss in relation to net taxable investment income. The total tax expense for 1997 was $1.7 million and the 1997 effective rate also reflects the relationship between net investment income from tax advantaged fixed income securities and underwriting losses. For 1996, the Company recognized the benefit of its net operating loss.

 Loss and Loss Adjustment Expense Reserves

  Underwriting results of the property and casualty industry are significantly influenced by estimates of loss and loss adjustment expense reserves. (See
Note 11 to the Consolidated Financial Statements.) These reserves are an accumulation of the estimated amounts necessary to settle and pay all outstanding and unreported claims including loss adjustment expenses, net of estimated claim recoveries. The case reserve estimates for reported claims are based upon the facts of each case and the Company's experience with similar cases. Consideration is given to historical trends regarding reserving patterns, changes in the Company's operations (such as underwriting and claims handling), loss payments, and the effects of court decisions, economic conditions and public attitudes. The process of establishing reserves is imprecise involving significant judgment and assumptions. As information develops that varies from experience, provides additional data or, in some cases, augments data that previously were not considered sufficient for use in determining reserves, changes in the Company's estimate of ultimate liabilities may be required. Changes in prior year reserve estimates (net of reinsurance), which may be material, are reflected in the results of operations in the period such changes are determined to be required.

  During the last several years, the Company has experienced significant adverse development on prior years net ultimate loss estimates. The following table sets forth the amount of the adverse development for the periods indicated.

                                                                   Years ended
                                                                  December 31,
                                                                 ---------------
                                                                 1998  1997 1996
                                                                 ----- ---- ----
                                                                   (dollars in
                                                                    millions)
      Net reserve re-estimates due to:
        Stop Loss Agreement..................................... $50.0   --   --
        Asbestos and environmental..............................  21.8  5.4  6.6
        All other...............................................    .1 11.0 16.3
                                                                 ----- ---- ----
          Net adverse development............................... $71.9 16.4 22.9
                                                                 ===== ==== ====

  As a result of changes in estimates of insured events in prior years, primarily asbestos and environmental claims, construction defect claims and catastrophe claims, and the effects of the termination of the Stop Loss Agreement in 1998, the provision for loss and loss adjustment expense incurred (net of reinsurance recoveries of $69.3 million, $112.5 million and $47.8 million for 1998, 1997 and 1996, respectively) increased by $71.9 million in 1998, $16.4 million in 1997 and $22.9 million in 1996. The principal reason for the loss reserve development in 1998 was the termination of the Stop Loss Agreement. In addition, the emergence of environmental, asbestos and construction defect claims over the last few years and the difficulty in accurately estimating the necessary reserves have significantly contributed to the Company's loss reserve development over the three year period.

  The Company's loss and loss adjustment expense reserves are reviewed at each year end by the Company's actuaries and external independent actuaries in connection with the process of establishing the Company's reserve position.

Liquidity and Capital Resources

  Highlands Group is a holding company, the principal assets of which at December 31, 1998 are all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

 Holding Company

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $10.7 million. Highlands Group does not currently intend to pay dividends on its Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations. During 1998, Highlands Group repurchased 293,500 shares of its Common Stock at an aggregate cost of $4 million. Such repurchased shares are held in treasury.

  Highlands Group's principal sources of funds are dividends and tax sharing payments from its subsidiaries, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are limited to $39.9 million in 1999 without prior regulatory approval. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

  Management believes that Highlands Group's liquid assets and access to the capital markets enable it to meet its liquidity needs for the next year.

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

  During the fourth quarter of 1998, the Board of Directors authorized a share repurchase of up to $20 million of the Company's Common Stock to be conducted by two of the Company's insurance subsidiaries, Highlands Insurance Company and Northwestern National Casualty Company, through March 31, 1999. As of December 31, 1998, those insurance subsidiaries purchased 430,900 shares of Common Stock at an aggregate cost of $5.3 million.

  Statutory Surplus. Maintenance of appropriate levels of statutory surplus of the Company's United States domiciled insurance subsidiaries is a primary objective of the Company and is also important to regulatory authorities and insurance rating agencies. In addition, increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have caused greater emphasis to be placed by current and potential customers upon the ratings assigned to property and casualty insurance companies. The Company's principal insurance subsidiaries have been assigned an A.M. Best secure rating of "B++" (Very Good). LMI, which has ceased current operations, has been rated vulnerable--"D" (Poor).

  The following table sets forth certain information with respect to the Company's combined statutory surplus ("U.S. Insurance Subsidiaries") at the dates indicated.

                               December 31,
                               -------------
                                1998   1997
                               ------  -----
                               (dollars in
                                millions)
      Statutory surplus....... $313.5  333.1
      Net premiums written to
       surplus ratio..........    1.2x   1.2x(1)

--------
(1) Includes twelve months pro forma net premium written for American
    Reliance.

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

  Based on the Company's evaluation of the financial condition of its reinsurers, the Company has established reserves for potentially uncollectible reinsurance of $1.7 million and $2.2 million as of December 31, 1998 and 1997, respectively. Additionally, the Company has retained $22.3 million and $18.2 million of ceded reserves related to potentially uncollectible reinsurance at December 31, 1998 and 1997. With respect to carriers that are not authorized reinsurers as determined by the appropriate department of insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances unreported losses. At December 31, 1998, such collateral totaled approximately $18.9 million. The Company's three largest reinsurance recoverable exposures at December 31, 1998 were approximately $123.5 million with underwriting syndicates at Equitas/Lloyds (Highlands (U.K.) $81.8 million and U.S. Insurance Subsidiaries $41.7 million), $113.7 million with American Re-Insurance Company and $70.1 million with General Reinsurance Company. American Re-Insurance Company and General Reinsurance Company are rated by A. M. Best "A+" and "A++", respectively.

Year 2000

  The Company is dependent on computers to process and report its business. Information technology ("IT") systems are used for billing and collecting premiums, issuing policies, processing claims, managing assets and reporting financial results. A failure of the Company's IT systems to function properly would have a material adverse effect on the Company's financial condition and results of operations. The process of becoming ready for the Year 2000 consists of (i) identifying and assessing IT systems requiring renovation (whether through modification or replacement); (ii) renovating systems; (iii) validating or testing systems for Year 2000 compliance; and (iv) implementing compliance solutions. The Company has identified and assessed its IT systems which require renovation to properly process the Year 2000. As described below, with respect to its most important IT systems, the Company is at various stages of the process ranging from renovating the system to having implemented a new system.

  The Company began installing a new financial and management reporting IT system during 1998. Implementation is expected to be completed by July 1999.

  Because American Reliance was acquired in April 1997, it has a discrete policy issuance and processing IT system from the rest of the Company, the status of which is set forth separately. In 1994, American Reliance, working with an outside vendor, began a project to create a single processing platform for all of its business that, among other things, would be able to process its Year 2000 business. In August 1997, Phase One of this project, covering new and renewal business for a portion of the commercial multiple peril line and the commercial automobile, general liability and personal lines, representing approximately 70% of its business, began to be implemented. A combination of internal and vendor related factors such as design errors, inadequate testing and poor implementation led to problems with this Phase and contributed to service problems. The Company has resolved a majority of the problems with Phase One. Phase Two of the project, covering the balance of the commercial multiple peril line and the workers' compensation and commercial umbrella lines, representing the remainder of its business, was implemented with few problems in November 1998. Although the claims processing system for policies issued under the new American Reliance system is Year 2000 compliant, the claims processing system for policies issued under the old system is not. The Company is developing primary and contingent plans to address claims in the old system. The plans are expected to be completed in April and implemented by the end of the year.

  The Company is developing a new processing platform for its Texas business that is Year 2000 compliant. The new platform is composed of policy administration and claim administration subsystems. The policy administration component, in part internally developed but substantially purchased, has been partially implemented and commenced processing of business on a new and renewal basis in May 1998. Conversion to the new system is expected to be completed by July 1999. The claim administration component has been purchased and is planned for completion in September 1999.

  The Company has spent approximately $2.1 million through December 31, 1998 to make its IT systems and non-IT systems Year 2000 compliant (excluding $16 million of costs associated with the development of the two processing platforms). The Company expects to incur an additional $2 million in 1999 in this process. The Company's insurance subsidiaries are expected to fund these costs out of their operations. Although the Company's Year 2000 efforts have caused it to defer certain other IT system projects, the Company does not believe such deferral will have a material adverse effect on its financial position and results of operations.

  The Company has begun identifying and assessing non-IT systems such as telephones and other facility related systems. The assessment of these systems will be completed in April 1999. The Company believes that it will be able to modify, or, where appropriate, replace, these systems by September 1999. The telephone system in Lawrenceville, New Jersey was replaced in February 1999 and the Raleigh, North Carolina system is scheduled to be replaced in July 1999.

  The Company relies on third party vendors for many services such as communications, electricity and energy, banking and reinsurance. The Company has identified the entities which are material to its operations and is assessing whether they will be Year 2000 compliant through questionnaires and affirmation of Year 2000 compliance. The Company expects to complete this assessment in April 1999.

  The Company has made and will continue to make significant efforts to ensure that it and its material third party vendors are Year 2000 compliant. The effect, if any, on the Company's financial position and results of operations from the failure of these efforts to become Year 2000 compliant cannot be reasonably estimated.

  The Company's efforts have focused on renovating its IT systems, not on preparing contingency plans if it fails in such renovation efforts. The Company will develop contingency plans for those systems where renovation will not be completed when required. Contingency plans for other systems and material third party vendors which may not be Year 2000 compliant in time will be made on a case-by-case basis as part of the assessment process for each such system and vendor.

  In addition to the Company's systems, the Year 2000 issues may affect its underlying business. The Company does not believe that Year 2000 occurrences are covered under property and casualty policies that it issues. The Company's insurance products are based on those developed by Insurance Services Office, Inc. ("ISO"), which recently developed policy language that clarifies that there is no coverage for Year 2000 occurrences. The Company has adopted the ISO exclusionary language in states where it has been approved. In states not accepting the ISO exclusionary language, the Company has filed its own exclusionary language. The Company is attaching either the ISO or its own exclusionary language to all policies with a rating classification the Company believes could potentially have Year 2000 losses. The Company's exposure for any such losses and expenses pursuant to policies it issues cannot be reasonably estimated at this time.

  The estimated cost of the Company's Year 2000 efforts and the dates on which it believes it will complete such efforts are based on management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates will prove accurate. Actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include: the availability and costs of personnel trained in Year 2000 issues; the ability to identify, assess, renovate and test all relevant computer codes and embedded technology; the risk that reasonable testing will not uncover all Year 2000 problems; and similar uncertainties.

Forward Looking Information

  The statements included in this 1998 Annual Report regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this 1998 Annual Report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Disclosures for Financial Instruments

  Market risk is the risk of lower securities and portfolio values resulting from adverse changes in interest rates and market prices. In addition to market risk, the Company is exposed to other risks, including the credit risk relating to its financial instruments and the underlying insurance risk relating to its core business. The sensitivity analysis below summarizes only the exposure to the market risk.

  The Company's investment strategy is to maximize income and total return by investing in a diverse portfolio of high-quality investment grade securities. As a result, the Company minimizes its credit risk.

  Interest Rate Risk -- The Company has exposure to market price declines resulting from increases in interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management including limiting average portfolio duration to approximately four years. Market prices for all securities held are updated and reviewed monthly including estimates of cash flows as well as the impact of interest rate fluctuations relating to the Company's investment portfolio.

  Equity Price Risk -- The Company's exposure to common stock securities is less than one-half of one percent of assets. The equity risk described in the table below represents preferred stocks having fixed income like characteristics.

  The following table illustrates the hypothetical effect of an increase in interest rates of 100 basis points (1%) at December 31, 1998. Prior period disclosures are not required in the initial year of disclosure. The changes in market rates selected reflect the Company's view of changes which are reasonably possible over a one-year period. The rates should not be considered a prediction by the Company of future events. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates and equity prices on the Company's income, cash flow and stockholders' equity. In addition, the analysis does not take into account any actions the Company may take to reduce its exposure in response to market fluctuations.

                                                                       Adjusted
                                                                        Market
                                                                       Value as
                                                            Estimated  indicated
   December 31, 1998                                        Fair Value   above
   -----------------                                        ---------- ---------
                                                                (dollars in
                                                                 thousands)
   Interest Rate Risk:
     Fixed Maturities...................................... $1,001,236 $940,801
     Other.................................................      3,107    2,952
   Equity Price Risk:
     Equity Securities.....................................     21,057   19,237
                                                            ---------- --------
       Totals.............................................. $1,025,400 $962,990
                                                            ========== ========

  In addition to the above scheduled investments, the Company's Credit Agreement is also subject to interest rate fluctuations. An increase in interest rates of 100 basis points (1%) would result in additional annual interest expense of $650,000.

  Certain assumptions are inherent in the above analysis. The Company assumes an instantaneous shift in interest rates and equity prices at December 31, 1998 and that the composition of its investment portfolio remains relatively constant. Also, the Company assumes a change in interest rates is reflected uniformly across all financial instruments even though interest rates on certain types of instruments may fluctuate or lag behind other instruments.

ITEM 8: Financial Statements and Supplemental Data.

  The Consolidated Financial Statements are set forth herein beginning on page F-1 of this Report.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

ITEM 10: Directors and Executive Officers of the Registrant.

  This item is omitted because a definitive proxy statement which involves the election of directors and which contains the information required by this item will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 11: Executive Compensation.

  This item is omitted because a definitive proxy statement which involves the election of directors and which contains the information required by this item will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

  This item is omitted because a definitive proxy statement which involves the election of directors and which contains the information required by this item will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 13: Certain Relationships and Related Transactions.

  This item is omitted because a definitive proxy statement which involves the election of directors and which contains the information required by this item will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

                                    PART IV

ITEM 14: Financial Statements, Exhibits and Reports on Form 8-K.

  (a) (1) and (2) Financial Statements. The Consolidated Financial Statements and Schedules are listed in the Index to Financial Statements on page F-1 and are filed as part of this Report.

  (a) (3) Exhibits.

   *2.1  Amended and Restated Agreement and Plan of Merger among Highlands
         Insurance Group, Inc., Highlands Acquisition Corp. and Vik Brothers
         Insurance, Inc. dated as of February 13, 1997
   *2.2  Amendment No. 1 to the Amended and Restated Plan of Merger dated March
         10, 1997
   +3.1  Amended and Restated Certificate of Incorporation of the Registrant
   +3.2  Form of Amended and Restated Bylaws of the Registrant
   +4.1  Form of Stock Certificate of Common Stock (See also Exhibits 3.1 and
         3.2)
   +4.2  Form of 10% Convertible Subordinated Debentures Due December 31, 2005
   +4.3  Form of Common Stock Subscription Warrant, Series A
   +4.4  Form of Common Stock Subscription Warrant, Series B
   +4.5  Form of 10% Convertible Subordinated Debentures Due December 31, 2005,
         Series 2
   +4.6  Form of Common Stock Subscription Warrant, Series A-2
   +4.7  Form of Common Stock Subscription Warrant, Series B-2
   *4.8  Stockholders Agreement among Highlands Insurance Group, Inc.,
         Insurance Partners, L.P., Insurance Partners Offshore (Bermuda) L.P.,
         The Scandinavia Company, Erik M. Vik and Manoeuvre Ltd.
   *4.9  Form of Amendment Number 1 to 10% Convertible Subordinated Debenture,
         Due December 31, 2005 of Highlands Insurance Group, Inc.
   *4.10 Form of Amendment Number 1 to 10% Convertible Subordinated Debenture,
         Series 2, Due December 31, 2005 of Highlands Insurance Group, Inc.
   *4.11 Form of Amendment Number 1 to Common Stock Subscription Warrant,
         Series A
   *4.12 Form of Amendment Number 1 to Common Stock Subscription Warrant,
         Series B
   *4.13 Form of Amendment Number 1 to Common Stock Subscription Warrant,
         Series A-2
   *4.14 Form of Amendment Number 1 to Common Stock Subscription Warrant,
         Series B-2
  +10.1  Distribution Agreement among Halliburton and the Registrant dated as of October 10, 1995 (exhibits omitted)
  +10.2  Investment Agreement among the Registrant, Halliburton and the
         Investors, dated as of October 10, 1995 (exhibits and schedules omitted)
  *10.3  Credit Agreement among Highlands Insurance Group, Inc., Various
         Lending Institutions and The Chase Manhattan Bank, as Administrative
         Agent, dated April 30, 1997
  +10.4  Form of Insurance Products and Services Agreement (schedules omitted)
  +10.5  Form of Employee Benefit Matters Agreement
  +10.6  Form of Transition Agreement
  +10.7  Form of Registration Rights Agreement to be entered into among
         Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P.
         and the Registrant
  +10.8  Form of 1995 Stock Option Plan
 **10.9  Restricted Stock Plan
  +10.10 Form of Employment Agreement to be entered into between the Registrant and Richard M. Haverland
  +10.11 Form of Indemnification Agreement to be entered into between the
         Registrant and each of its directors
  +10.12 Form of 1995 Directors' Stock Plan
  +10.13 Amendatory Agreement dated as of November 9, 1995 among the Company,
         Halliburton, the Investors, Robert A. Spass and Bradley E. Cooper
         (amending the Investment Agreement)

   +10.14 Form of note to be issued in consideration for the issuance by the Registrant of 10% Convertible Subordinated Debentures Due December
          31, 2005, Series 2, Common Stock Subscription Warrants, Series A-2, and Common Stock Subscription Warrants, Series B-2
   +10.15 Form of pledge agreement to secure the note filed as Exhibit 10.14
   +10.16 Form of Purchase, Redemption and Bonus Agreement to be entered into between the Company and the Management Investors with respect to the Management Securities
   *10.17 Registration Rights Agreement between Highlands Insurance Group, Inc.
          and American Re-Insurance Company dated April 30, 1997
   *10.18 Registration Rights Agreement among Highlands Insurance Group, Inc., the Scandinavia Company, Inc., Erik M. Vik, Manoeuvre Ltd. and
          Triumph-Connecticut Limited Partnership and Alexander M. Vik dated
          April 30, 1997
 ***10.20 Agency Stock Purchase Plan
  ++10.21 Employee Stock Purchase Plan
  ++10.22 Employees' Retirement And Savings Plan
    21.1  List of Subsidiaries
    23.1  Consent of Independent Auditors
    27 Financial Data Schedule (included only in the electronic data filing of this document)

--------
  + Incorporated by reference to the Company's registration statement on Form
    10 as filed with the Commission on January 4, 1996.

  * Incorporated by reference to the Company's Report on Form 8-K, as amended, dated April 30, 1997 as filed with the Commission.

 ** Incorporated by reference to the Company's Report on Form 10-K, for the fiscal year ended December 31, 1998 as filed with the Commission.

*** Incorporated by reference to the Company's registration statement on Form
    S-3 as filed with the Commission on May 1, 1998.

 ++ Incorporated by reference to the Company's registration statement on Form
    S-8 as filed with the Commission on June 1, 1998

  (b) Reports on Form 8-K during the quarter ended December 31, 1998.

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Highlands Insurance Group,
                                                   Inc.

                                          By:   /s/ Richard M. Haverland
                                             ----------------------------------
                                              Richard M. Haverland,
                                              Chairman, President and Chief
                                              Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                      Title                   Date

   /s/ Richard M. Haverland          Chairman, President       March 31, 1999
-----------------------------------   and Chief Executive
       Richard M. Haverland           Officer

   /s/  Charles J. Bachand           Vice President,           March 31, 1999
-----------------------------------   Treasurer and
        Charles J. Bachand            Principal Financial
                                      and Accounting
                                      Officer

   /s/    Robert A. Spass            Director                  March 31, 1999
-----------------------------------
          Robert A. Spass

   /s/   Bradley E. Cooper           Director                  March 31, 1999
-----------------------------------
         Bradley E. Cooper

   /s/   W. Bernard Pieper           Director                  March 31, 1999
-----------------------------------
         W. Bernard Pieper

   /s/   Kenneth S. Crews            Director                  March 31, 1999
-----------------------------------
         Kenneth S. Crews

   /s/    Philip J. Hawk             Director                  March 31, 1999
-----------------------------------
          Philip J. Hawk

   /s/   Robert W. Shower            Director                  March 31, 1999
-----------------------------------
         Robert W. Shower

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
Audited Financial Statements
  Report of Independent Public Accountants.................................  F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997.............  F-3
  Consolidated Statements of Operations for the Years Ended December 31,
   1998, 1997 and 1996.....................................................  F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1998, 1997
   and 1996................................................................  F-5
  Consolidated Statements of Comprehensive Income for the Years Ended
   December 31, 1998, 1997
   and 1996................................................................  F-6
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996.....................................................  F-7
  Notes to Consolidated Financial Statements...............................  F-8

Financial Statement Schedules
  Schedule I--Summary of Investments Other Than Investments in Related
   Parties--
   December 31, 1998....................................................... F-28
  Schedule II--Condensed Financial Information of Registrant (Parent
   Company only):
    Balance Sheets--As of December 31, 1998 and 1997....................... F-29
    Statements of Operations--For the Years Ended December 31, 1998, 1997
     and 1996.............................................................. F-30
    Statements of Cash Flows--For the Years Ended December 31, 1998, 1997
     and 1996.............................................................. F-31
  Schedule III--Supplementary Insurance Information--As of and For the
   Years Ended
   December 31, 1998, 1997 and 1996........................................ F-32
  Schedule IV--Reinsurance--For the Years Ended December 31, 1998, 1997 and
   1996.................................................................... F-33
  Schedule V--Valuation and Qualifying Accounts--For the Years Ended
   December 31, 1998, 1997
   and 1996................................................................ F-34
  Schedule VI--Supplemental Information Concerning Consolidated
   Property/Casualty Insurance Operations--As of and For the Years Ended
   December 31, 1998, 1997 and 1996........................................ F-35

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Highlands Insurance Group, Inc.:

  We have audited the accompanying consolidated balance sheets of Highlands Insurance Group, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Insurance Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Schedules that pertain to December 31, 1998, 1997 and 1996 and for the years then ended are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          KPMG LLP

Houston, Texas
March 26, 1999

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                                 (in thousands)

                         ASSETS                             1998       1997
                         ------                          ----------  ---------
Investments:
  Fixed maturity securities available-for-sale, at fair
   value (amortized cost of $975,858 in 1998 and
   $1,132,249 in 1997).................................. $1,001,236  1,166,585
  Equity securities, at fair value (cost of $20,585 in
   1998 and $1,410 in 1997).............................     21,057      1,554
  Other investments, at cost............................      3,107      4,061
                                                         ----------  ---------
    Total investments...................................  1,025,400  1,172,200
Cash and cash equivalents...............................     70,747     60,717
Premiums in course of collection, net...................     51,138     84,977
Premiums due under retrospectively rated policies.......    144,613    130,150
Receivable from reinsurers..............................    787,344    723,114
Prepaid reinsurance premiums............................      2,523     24,451
Funds on deposit with reinsurers........................     17,873     20,172
Net deferred tax asset..................................     70,433     64,043
Accrued investment income...............................     13,916     16,459
Deferred policy acquisition costs.......................     31,537     32,313
Other assets............................................     49,519     38,060
                                                         ----------  ---------
    Total assets........................................ $2,265,043  2,366,656
                                                         ==========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Loss and loss adjustment expense reserves............... $1,603,548  1,605,374
Unearned premiums.......................................    137,353    173,411
Senior bank debt........................................     65,000     65,000
Convertible subordinated debentures.....................     57,017     56,229
Funds held..............................................     14,049     24,023
Accounts payable and accrued liabilities................     69,522    113,326
                                                         ----------  ---------
    Total liabilities...................................  1,946,489  2,037,363
                                                         ----------  ---------
Commitments and contingent liabilities

Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 13,235,316 shares issued and outstanding
   in 1998, 13,187,273 shares issued and outstanding in
   1997.................................................        132        132
  Additional paid-in capital............................    223,976    223,460
  Accumulated other comprehensive income................     16,803     22,278
  Treasury stock, at cost (724,400 shares in 1998)......     (9,268)        --
  Deferred compensation on restricted stock.............     (1,074)    (1,465)
  Retained earnings.....................................     87,985     84,888
                                                         ----------  ---------
    Total stockholders' equity..........................    318,554    329,293
                                                         ----------  ---------
    Total liabilities and stockholders' equity.......... $2,265,043  2,366,656
                                                         ==========  =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (in thousands, except per common share data)

                                                      1998     1997    1996
                                                    --------  ------- -------
Revenues:
  Net premiums earned.............................. $388,813  311,993 152,048
  Net investment income............................   77,969   74,383  50,988
  Net realized investment gains....................   16,874    5,585   1,199
                                                    --------  ------- -------
    Total revenues.................................  483,656  391,961 204,235
                                                    --------  ------- -------
Expenses:
  Loss and loss adjustment expense incurred........  328,400  246,479 156,589
  Underwriting expenses............................  141,788  115,564  56,487
  Debt interest and amortization expense...........   12,258   10,542   6,903
  Other expenses, net..............................    2,000      857   1,697
                                                    --------  ------- -------
    Total expenses.................................  484,446  373,442 221,676
                                                    --------  ------- -------
Income (loss) before income taxes..................     (790)  18,519 (17,441)
Income tax expense (benefit).......................   (3,887)   1,683 (12,098)
                                                    --------  ------- -------
    Net income (loss).............................. $  3,097   16,836  (5,343)
                                                    ========  ======= =======
Earnings (loss) per common share:
  Basic............................................ $    .24     1.34    (.47)
  Diluted.......................................... $    .20     1.09    (.47)
Weighted average number of common shares
 outstanding:
  Basic............................................   13,095   12,600  11,448
  Diluted..........................................   15,811   15,388  11,448


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                      1998     1997     1996
                                                    --------  -------  -------
Common Stock:
 Balance, beginning of year........................ $    132      114    1,000
  Change in par value of common stock..............       --       --     (886)
  Issuance of common stock, par value..............       --       18       --
                                                    --------  -------  -------
 Balance, end of year..............................      132      132      114
                                                    --------  -------  -------
Additional paid-in capital:
 Balance, beginning of year........................  223,460  192,273  184,168
  Addition resulting from issuance of convertible
   subordinated debentures.........................       --       --    7,439
  Change in par value of common stock..............       --       --      886
  Contribution from former parent:
   Net current tax asset...........................       --       --    7,723
   Net deferred tax asset..........................       --       --   (7,943)
  Issuance of common stock, paid in capital........      516   31,187       --
                                                    --------  -------  -------
 Balance, end of year..............................  223,976  223,460  192,273
                                                    --------  -------  -------
Accumulated other comprehensive income:
 Balance, beginning of year........................   22,278    3,036    8,547
  Changes in net unrealized gain, net of tax.......   (5,475)  19,242   (5,511)
                                                    --------  -------  -------
 Balance, end of year..............................   16,803   22,278    3,036
                                                    --------  -------  -------
Treasury stock, at cost:
 Balance, beginning of year........................       --       --       --
  Acquisition of treasury stock....................   (9,268)      --       --
                                                    --------  -------  -------
 Balance, end of period............................   (9,268)      --       --
                                                    --------  -------  -------
Deferred compensation on restricted stock:
 Balance, beginning of year........................   (1,465)      --       --
  Net forfeitures (issuance) of restricted stock...      391   (1,465)      --
                                                    --------  -------  -------
 Balance, end of year..............................   (1,074)  (1,465)      --
                                                    --------  -------  -------
Retained earnings:
 Balance, beginning of year........................   84,888   68,052   73,395
  Net income (loss)................................    3,097   16,836   (5,343)
                                                    --------  -------  -------
 Balance, end of period............................   87,985   84,888   68,052
                                                    --------  -------  -------
Total stockholders' equity......................... $318,554  329,293  263,475
                                                    ========  =======  =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (dollars in thousands)

                                                        1998     1997   1996
                                                       -------  ------ -------
Net income (loss)..................................... $ 3,097  16,836  (5,343)
                                                       -------  ------ -------
Other comprehensive income, net of taxes:
  Increase (decrease) in unrealized gain on
   investments net of taxes of $6,138; $13,368; and
   $(2,322)...........................................  11,399  24,827  (4,312)
  Less: reclassification adjustments for gains in net
   income.............................................  16,874   5,585   1,199
                                                       -------  ------ -------
  Other comprehensive income, net of taxes............  (5,475) 19,242  (5,511)
                                                       -------  ------ -------
Comprehensive income (loss)........................... $(2,378) 36,078 (10,854)
                                                       =======  ====== =======



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)

                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income (loss)..............................  $  3,097    16,836    (5,343)
                                                  --------  --------  --------
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization.................     3,453     2,054     1,112
  Net realized investment gains.................   (16,874)   (5,585)   (1,199)
  Change in:
  Premiums in course of collection..............    33,839    19,972    16,911
  Premiums due under retrospective policies.....   (14,463)   (8,874)   13,152
  Receivable from reinsurers....................   (64,230)     (303)   45,480
  Prepaid reinsurance premiums..................    21,928    19,634     4,100
  Funds on deposit with reinsurers..............     2,299    (5,716)      993
  Net deferred tax asset........................    (3,443)    1,516   (12,098)
  Deferred policy acquisition costs.............       776     3,623     5,308
  Loss and loss adjustment expense reserves.....    (1,826)  (72,170)  (96,803)
  Unearned premiums.............................   (36,058)  (36,019)  (21,097)
  Funds held....................................    (9,974)    7,548    (6,227)
  Other operating assets and liabilities........   (49,705)    2,513     3,070
                                                  --------  --------  --------
   Total adjustments............................  (134,278)  (71,807)  (47,298)
                                                  --------  --------  --------
   Net cash used in operating activities........  (131,181)  (54,971)  (52,641)
                                                  --------  --------  --------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale..   409,954   140,985        --
  Equity securities.............................       986    26,767     4,726
  Other investments.............................       842     1,559        --
 Maturities or calls:
  Fixed maturity securities available-for-sale..   155,698   163,907    27,168
  Fixed maturity securities held-to-maturity....        --     5,972    40,162
 Investment purchases:
  Fixed maturity securities available-for-sale..  (392,686) (306,180) (131,559)
  Fixed maturity securities held-to-maturity....        --        --   (20,220)
  Equity securities.............................   (18,337)       --    (2,282)
 Net purchases of property and equipment........    (6,134)   (6,793)   (1,337)
 Acquisition of subsidiary, net of cash
  acquired......................................        --     5,124        --
 Payment of acquisition expenses................        --    (3,730)       --
 Other proceeds.................................        --        92        --
 Proceeds from disposal of subsidiary, net......        --    10,000        22
 Cash returned by former affiliates, net........        --        --     3,800
                                                  --------  --------  --------
  Net cash provided by (used in) investing
   activities...................................   150,323    37,703   (79,520)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from senior bank debt................        --    65,000        --
  Repayment of acquired bank debt...............        --   (35,638)       --
  Payment for debt issuance expense.............      (675)   (1,017)   (5,705)
  Issuance of common stock......................       831       156        --
  Acquisition of treasury stock.................    (9,268)       --        --
  Proceeds from convertible subordinated
   debentures...................................        --        --    60,000
  Contribution from former parent for net
   current tax asset............................        --        --    42,174
                                                  --------  --------  --------
  Net cash (used in) provided by financing
   activities...................................    (9,112)   28,501    96,469
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    10,030    11,233   (35,692)
Cash and cash equivalents at beginning of year..    60,717    49,484    85,176
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 70,747    60,717    49,484
                                                  ========  ========  ========
Supplemental disclosure of cash flow
 information:
  Interest paid.................................  $ 10,603     8,803     5,639
                                                  ========  ========  ========
  Reclassification of fixed income securities
   from held-to-maturity to available for sale..  $     --   348,130        --
                                                  ========  ========  ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

 Basis of Reporting and Operations

  The accompanying consolidated financial statements include the accounts of Highlands Insurance Group, Inc., (Highlands Group) and its subsidiaries (the Company). Highlands Group is an insurance holding company for Highlands Insurance Company and its subsidiaries (Highlands), American Reliance, Inc. and its subsidiaries (American Reliance) beginning April 30, 1997, and Highlands Holdings (U.K.) Limited and its subsidiary (Highlands UK) (a foreign reinsurance company located in the United Kingdom) and certain other immaterial companies (collectively, the Insurance Subsidiaries). For reporting purposes, the Company considers all of its property and casualty insurance operations as one segment. All material intercompany accounts and transactions have been eliminated.

  Highlands Group was wholly-owned by Halliburton Company (Halliburton) until January 23, 1996 when Halliburton distributed all of the outstanding shares of common stock of Highlands Group (the Distribution) to holders of record of common stock of Halliburton on January 4, 1996. Holders of record received one share of common stock of Highlands Group for every ten shares of common stock of Halliburton held on that date. Approximately 11.4 million common shares of Highlands Group were issued in conjunction with the Distribution.

  The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles. Certain items in the December 31, 1997 and 1996 consolidated financial statements have been reclassified to conform to the current years presentation. Such reclassifications had no impact on stockholders' equity or operations as previously reported.

 Net Premiums Earned

  Insurance premiums on property and casualty insurance contracts are earned ratably over the terms of the policies after estimated adjustments for retrospectively rated policies and a deduction for ceded insurance.

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

 Deferred Acquisition Costs

  Costs of acquiring insurance business which vary with and are primarily related to the production of such business are deferred. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred acquisition costs are amortized ratably over the period the related premiums are earned. Anticipated investment income and product line profitability are considered in the determination of the recoverability of deferred acquisition costs. Amortization of deferred acquisition costs were $71.5 million, $61.7 million and $28.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

 Investments

  In connection with the acquisition of Vik Brothers Insurance, Inc. (see note
2), the Company classified its entire investment portfolio as available-for-sale effective April 30, 1997. At April 30, 1997, fixed maturity securities with an amortized cost of $348 million and a fair value of $355 million which were previously classified as held-to-maturity were reclassified as available-for-sale. Investments classified as available-for-sale are carried at fair value. Unrealized gains and losses on available-for-sale investments are reported within accumulated other comprehensive income as a separate component of stockholders' equity, net of applicable deferred taxes. Fixed income securities may be sold to take advantage of investment opportunities generated by changing interest rates, prepayments and tax and credit considerations, as part of the Company's asset/liability strategy, or for similar factors. As a result, the Company considers all of its fixed maturity securities (bonds and redeemable preferred stocks) and all equity securities as available-for-sale. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in net investment income.

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

 Debt Issuance Costs

  Deferred financing and related costs consist of capitalized fees associated with the $65 million senior revolving credit facility and the issuance of $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures). These costs include underwriting, legal and accounting fees. Debt issuance costs of $5.6 million were capitalized in connection with the above and are being amortized on the straight line basis and charged to income over the remaining life of each instrument.

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

                        HIGHLANDS INSURANCE GROUP, INC.

 Accounting Standards

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

  In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Unrealized investment gains and losses is Highlands Group's significant item of other comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has presented a consolidated statement of comprehensive income.

  In June 1997, FASB issued Statement of Financial Accounting Standards Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements. SFAS 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. For reporting purposes, the Company has one segment.

  In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance-related assessments. The statement requires that a liability be recorded when all of the following conditions have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This statement is effective for fiscal years beginning after December 15, 1998. The Company anticipates that the adoption of the provisions of SOP 97-3 will not have a material impact on results of operations, financial condition or cash flows.

  In March 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Certain internal and external costs incurred to develop internal-use computer software that relate to system design, software configuration and interfaces, coding, testing and installation to hardware should generally be capitalized. This statement is effective for fiscal years beginning after December 15, 1998. The Company's current policy is to capitalize such costs and therefore anticipates that the adoption of the provisions of SOP 98-1 will not have a material impact on results of operations, financial condition or cash flows.

                        HIGHLANDS INSURANCE GROUP, INC.

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

  The acquisition was financed with a combination of common stock, bank debt, preferred stock and cash. In connection with the acquisition, Highlands Group paid approximately $55.4 million in cash (including $35.6 million to repay American Reliance's outstanding bank debt), issued 1,656,700 shares of its common stock (representing approximately 12.6% of Highlands Group's then outstanding common stock) and issued 21,366 shares of newly issued series one preferred stock to the holders of the common stock warrants, preferred stockholders and creditors of American Reliance. The closing price of Highlands Group's common stock was $17.625 on April 30, 1997. The preferred stock is currently owned by a subsidiary of American Reliance and has a preference value of $1,000 per share. Simultaneously with the closing, Highlands Group contributed approximately $41.5 million to the capital of the insurance companies within the American Reliance organization.

  In connection with the acquisition, Highlands Group obtained a $65 million senior revolving credit facility from a consortium of banks led by The Chase Manhattan Bank (Credit Agreement). Highlands Group funded the cash portion of the acquisition and capital contribution by utilizing the credit facility and available working capital.

  American Reliance is an insurance holding company for the following property and casualty insurance companies: Northwestern National Casualty Company
(NNCC); Pacific National Insurance Company (PNIC); Pacific Automobile Insurance Company (PAIC); State Capital Insurance Company (SCIC); American Professionals Insurance Company (APIC); NN Insurance Company (NNIC); Statesman Insurance Company (SIC); and LMI Insurance Company (LMI).

3. Disposal of Assets

  In December 1997, the Company sold its management contract, which established control over Northwestern National Casualty Mutual (NNCM), to an independent purchaser. NNCM, a Texas county mutual insurance company that wrote non-standard personal automobile insurance business in Texas, was 100% reinsured by NNCC. In a separate transaction, all of the existing in force business of NNCM, including the outstanding unearned premium reserves and outstanding loss reserves, the renewal rights and broker agreements, were transferred to an independent purchaser. Highlands Group has provided a partial guarantee (up to $1.3 million) of the adequacy of the loss reserves.

  Total proceeds to the Company from both transactions were $13.5 million. NNCC's historical cost basis for the assets being sold did not exceed $2.5 million. These transactions were part of the fair value allocation of the purchase price of American Reliance.

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

                                                                 Years Ended
                                                                 December 31,
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
                                                                (In thousands,
                                                                    except
                                                               per share data)
      Revenues................................................ $507,038 571,845
      Net income (loss)....................................... $ 18,372 (68,574)
      Basic earnings (loss) per share......................... $   1.46   (5.23)
      Diluted earnings (loss) per share....................... $   1.19   (5.23)

5. Investments and Investment Income

  Net investment income for the years ended December 31, 1998, 1997 and 1996 is comprised of the following (in thousands):

                                                            1998    1997   1996
                                                           ------- ------ ------
      Gross investment income:
        Fixed maturity securities......................... $74,075 68,074 43,558
        Equity securities.................................     517  2,073  2,180
        Cash equivalents..................................   3,993  4,997  5,807
        Other investments.................................      57    372     54
                                                           ------- ------ ------
          Gross investment income.........................  78,642 75,516 51,599
        Investment expenses...............................     673  1,133    611
                                                           ------- ------ ------
          Net investment income........................... $77,969 74,383 50,988
                                                           ======= ====== ======

                        HIGHLANDS INSURANCE GROUP, INC.

  The following is a summary of available-for-sale securities as of December 31, 1998 and 1997 (in thousands):

                                                           Gross
                                                        Unrealized
                                            Amortized  -------------    Fair
                                               Cost    Gains  Losses    Value
                                            ---------- ------ ------  ---------
December 31, 1998--
  Fixed maturities available-for-sale:
    United States Government and government
     agencies.............................. $  202,499  3,076    (63)   205,512
    States, municipalities and political
     subdivisions..........................     57,227  4,035    (73)    61,189
    Mortgage-backed securities.............    407,565  8,688 (1,242)   415,011
    Corporate securities...................    307,479 11,665   (734)   318,410
    Foreign governments....................         88     26     --        114
    Sinking fund preferred stock...........      1,000     --     --      1,000
                                            ---------- ------ ------  ---------
                                               975,858 27,490 (2,112) 1,001,236
Equity securities..........................     20,585    487    (15)    21,057
                                            ---------- ------ ------  ---------
                                            $  996,443 27,977 (2,127) 1,022,293
                                            ========== ====== ======  =========
December 31, 1997--
  Fixed maturities available-for-sale:
    United States Government and government
     agencies.............................. $  272,708  3,812   (115)   276,405
    States, municipalities and political
     subdivisions..........................    174,587 14,945     (6)   189,526
    Mortgage-backed securities.............    411,469  6,649   (563)   417,555
    Corporate securities...................    272,908  9,996   (417)   282,487
    Foreign governments....................         89     27     --        116
    Sinking fund preferred stock...........        488      8     --        496
                                            ---------- ------ ------  ---------
                                             1,132,249 35,437 (1,101) 1,166,585
  Equity securities........................      1,410    162    (18)     1,554
                                            ---------- ------ ------  ---------
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

  The amortized cost and estimated fair value of securities as of December 31, 1998, by contractual maturity, are presented below (in thousands). Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Securities with multiple maturity dates are disclosed separately rather than allocated over several maturity groupings.

                                                             Amortized   Fair
                                                               Cost      Value
                                                             --------- ---------
      Available-for-sale:
        Within one year..................................... $ 67,474     68,096
        After one year through five years...................  136,645    141,594
        After five years through ten years..................  159,686    165,389
        After ten years.....................................  204,488    211,146
        Mortgage-backed securities..........................  407,565    415,011
                                                             --------  ---------
                                                             $975,858  1,001,236
                                                             ========  =========

                        HIGHLANDS INSURANCE GROUP, INC.

  The change in net unrealized gains and losses on investments available-for-sale follows (in thousands):

                                                             Years Ended
                                                             December 31,
                                                      ------------------------
                                                       1998     1997     1996
                                                      -------  -------  ------
      Fixed maturity securities...................... $(8,751)  30,291  (7,420)
      Equity securities..............................     328     (687) (1,057)
                                                      -------  -------  ------
                                                       (8,423)  29,604  (8,477)
      Deferred income taxes..........................   2,948  (10,362)  2,966
                                                      -------  -------  ------
        Change in net unrealized gains and losses,
         net of tax.................................. $(5,475)  19,242  (5,511)
                                                      =======  =======  ======

 Sales of Securities

  Gross realized investment gains and losses and proceeds from the sale of investments for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                          1998     1997    1996
                                                        --------  -------  ----
      Fixed maturities:
        Gross realized gains........................... $ 18,975    2,597  658
        Gross realized losses..........................   (3,050)    (238)  --
                                                        --------  -------  ---
                                                        $ 15,925    2,359  658
                                                        ========  =======  ===
      Equity securities:
        Gross realized gains........................... $    387    1,987   --
        Gross realized losses..........................     (385)      --  (52)
                                                        --------  -------  ---
                                                        $      2    1,987  (52)
                                                        ========  =======  ===
      Other investments:
        Gross realized gains........................... $    999    1,239  593
        Gross realized losses..........................      (52)      --   --
                                                        --------  -------  ---
                                                        $    947    1,239  593
                                                        ========  =======  ===
      Proceeds from sale of fixed maturity securities
       (calls and maturities excluded)................. $409,954  140,985   --
                                                        ========  =======  ===

6. Dividends from Subsidiaries and Statutory Information

  The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 1999, the total maximum amount of dividends which can be paid without such approval is approximately $39.9 million.

  Combined net income and policyholders' surplus of the Company's combined insurance subsidiaries, as determined in accordance with statutory accounting practices, follows (in thousands):

                                                             1998   1997  1996
                                                            ------ ------ -----
      Net income (loss).................................... $ 13.4 $ 18.5  (2.0)
                                                            ====== ====== =====
      Policyholders' surplus............................... $313.5 $333.1 188.5
                                                            ====== ====== =====

                        HIGHLANDS INSURANCE GROUP, INC.

  The National Association of Insurance Commissioners (NAIC) adopted risk based capital (RBC) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk for a company's mix of products and its balance sheet. LMI, whose surplus was within the company action level (as defined by the NAIC) at December 31, 1998, has ceased writing insurance and is in runoff. During December 1997, Highlands Group contributed $10 million to LMI to facilitate the runoff of LMI's business. LMI previously submitted a corrective action plan to the Ohio Insurance Department which accepted the plan. Management believes that the regulatory matters concerning LMI will not have a material impact on the Company's results of operations or financial position. The remaining insurance subsidiaries have an RBC amount above the company action level, as defined by the NAIC.

  The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist state Insurance Commissioners to oversee the financial condition of insurance companies operating in their respective states. If the review confirms that the insurer's situation should be accorded the highest surveillance priority, the insurer receives a "first priority" designation. The "second priority" and "third priority" designations signify recommendations for lower levels of increased regulatory attention. LMI received "first priority" designation and SCIC received "second priority" designation as a result of the review of each company's financial ratio results and statutory annual statements for 1997. The NAIC's review of each company's financial ratio results and statutory annual statements for 1998 has not been completed.

7. Federal and Foreign Income Taxes

  The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). With respect to losses for periods preceding the Distribution (January 23, 1996), no tax benefit was recorded in the statements of operations pursuant to SFAS 109 due to the Company's tax-sharing arrangement with its former parent, Halliburton. Tax receipts under its intercompany tax-sharing arrangements with its former parent were recorded as additions to stockholders' equity for the periods preceding the Distribution.

  The tax-sharing arrangement resulted in Halliburton acquiring the domestic deferred tax assets and liabilities from its domestic subsidiaries. In contemplation of Halliburton's distribution of its Highlands Group shares, Halliburton contributed to Highlands the net deferred tax assets attributable to Highlands which Highlands Group recorded as a contribution to capital. The contribution of the net deferred tax asset is considered a non-cash financing transaction for the purposes of the statement of cash flows. Based upon the tax-free nature of the Distribution of Highlands Group from Halliburton, the deferred tax asset attributes are available to Highlands Group.

                        HIGHLANDS INSURANCE GROUP, INC.

  The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance as of December 31, 1998 and 1997, respectively, follow (in thousands):

                                                                1998     1997
                                                              --------  -------
      Deferred tax assets--
        Loss and loss adjustment expense reserves............ $ 51,301   56,606
        Net operating loss carryforward......................   50,222   39,992
        Unearned premiums....................................    9,475    9,946
        Vacation and employee benefit reserves...............    1,163    1,518
        Policyholder dividends...............................      578      392
        Deferred credits for processing fees.................    3,642    4,169
        Bad debt reserves....................................    2,111    2,111
        Other................................................    3,740    2,684
                                                              --------  -------
          Gross deferred tax assets..........................  122,232  117,418
        Valuation allowance..................................  (18,994) (19,567)
                                                              --------  -------
          Net deferred tax assets............................  103,238   97,851
                                                              --------  -------
      Deferred tax liabilities--
        Accrued retrospective premiums.......................    8,629    8,629
        Deferred acquisition costs...........................   11,038   11,310
        Net unrealized gain on investments...................    9,048   11,998
        Other................................................    4,090    1,871
                                                              --------  -------
          Gross deferred tax liabilities.....................   32,805   33,808
                                                              --------  -------
            Net deferred tax asset........................... $ 70,433   64,043
                                                              ========  =======

  The realization of the net deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. The net deferred tax asset is net of valuation allowances of $19.0 and $19.6 million as of December 31, 1998 and 1997, respectively. The valuation allowances are based upon management's assessment that it is more likely than not that the portion of the deferred tax asset related to American Reliance's purchased net operating loss carryforwards and Highlands (UK)'s net operating loss carryforwards will not be realized. Based upon Highlands Group's anticipated future earnings, projected reversal of the temporary differences, tax planning strategies available if required and all other available evidence, both positive and negative, management has concluded it is more likely than not that the net deferred tax asset will be realized. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable.

  The income tax expense (benefit) was different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons (in thousands):

                                                        1998     1997    1996
                                                       -------  ------  -------
Income (loss) before income taxes..................... $  (790) 18,519  (17,441)
Tax rate..............................................      35%     35%      35%
                                                       -------  ------  -------
  Application of the tax rate.........................    (277)  6,482   (6,104)
Tax effect of:
  Tax-exempt interest.................................  (2,547) (4,731)  (5,889)
  Other...............................................  (1,063)    (68)    (105)
                                                       -------  ------  -------
    Income tax (benefit) expense--deferred............ $(3,887)  1,683  (12,098)
                                                       =======  ======  =======

                        HIGHLANDS INSURANCE GROUP, INC.

8. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           1998   1997   1996
                                                          ------ ------ ------
NUMERATOR:
  Net income (loss), as reported and for basic earnings
   (loss) per share...................................... $3,097 16,836 (5,343)
  Effect of dilutive securities--after-tax debt expense
   applicable to convertible subordinated debentures.....     --     --     --
                                                          ------ ------ ------
  Numerator for diluted earnings (loss) per common
   share--income available to common stockholders after
   assumed conversions................................... $3,097 16,836 (5,343)
                                                          ====== ====== ======
DENOMINATOR:
  Denominator for basic earnings (loss) per share--
   weighted average shares............................... 13,095 12,600 11,448
  Effect of dilutive securities:
    Common stock warrants and outstanding stock options
     (based on treasury stock method)....................  2,716  2,788     --
    Convertible subordinated debentures..................     --     --     --
                                                          ------ ------ ------
  Denominator for diluted earnings per share--adjusted
   weighted average shares and assumed conversions....... 15,811 15,388 11,448
                                                          ====== ====== ======
  Basic earnings (loss) per share........................ $  .24   1.34   (.47)
  Diluted earnings (loss) per share...................... $  .20   1.09   (.47)

  The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during 1998 and 1997, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive.

  For 1998, 400,048 stock options were not included in earnings per share calculations since they were antidilutive.

9. Debt Outstanding

  On April 30, 1997, the Company entered into a $65 million Credit Agreement, with a consortium of banks. The Credit Agreement, which contains customary terms and restrictions, currently provides for an interest rate of LIBOR plus 125 to 200 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. The average interest rate for 1998 was 7.3%. The Company is in compliance with the covenants in the Credit Agreement, including various financial covenants and restrictions.

  On January 23, 1996, Highlands Group issued $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures) due December 31, 2005, together with Series A and A-2 (collectively, the Series A Warrants) and B and B-2 (collectively, the Series B Warrants) common stock purchase warrants, to Insurance Partners, L.P., and Insurance Partners Offshore (Bermuda), L.P. (collectively, IP) and certain members of the Company's management team (Management Investors). The Company received $60 million in cash from IP and the Management Investors and individual promissory notes (each, a Note and, collectively, the Notes) in the aggregate principal amount of $2.85 million made by the individual Management Investors without personal liability and secured by a pledge of Debentures. The Debentures issued in exchange for the Management Investors Notes were issued pursuant to a Purchase, Redemption and Bonus Agreement (the Purchase Agreement).

                        HIGHLANDS INSURANCE GROUP, INC.

  The carrying values of the Debentures, Series A Warrants and Series B Warrants at the Distribution date were determined by allocating the $62.85 million purchase price based upon the estimated relative fair value of such securities. The estimated fair value of the Series A Warrants and Series B Warrants amounting to $8.2 million was recorded in paid-in capital, net of $.8 million of Debentures' acquisition costs. The debt discount related to the value allocated to the Series A Warrants and Series B Warrants is being amortized over the ten-year life of the Debentures and amounted to $.8 million for the year ended December 31, 1998.

  The Debentures are convertible, at the option of the holders, into Common Stock of Highlands Group. If all of the Debentures are converted into Highlands Group Common Stock at the conversion price of $16.16 per share, the holders would receive approximately 3.9 million shares of Highlands Group Common Stock and have an ownership interest in Highlands Group of approximately 24%. Interest on the Debentures is payable semi-annually in cash at 10% per annum. Highlands Group can redeem the Debentures at any time after December 31, 2002. Total interest expense incurred and paid on the Debentures was $6.0 million, $6.0 million and $5.6 million in 1998, 1997 and 1996, respectively. The total amortization of debt discount and acquisition costs related to the Debentures was $1.3 million in 1998, 1997 and 1996.

  The detachable Series A Warrants enable the holders to purchase Highlands Group Common Stock at an exercise price of $8.83 per share, equal to an additional ownership interest in Highlands Group of approximately 19% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately 4.0 million shares of Common Stock of Highlands Group. The Series A Warrants exercise price is subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment reduced the exercise price by $2.04, $2.02 and $1.80 per share in 1998, 1997 and 1996, respectively. The detachable Series A Warrants expire on December 31, 2005.

  The detachable Series B Warrants enable the holders to purchase Highlands Group Common Stock at an exercise price of $8.83 per share, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by the holders in the event that the average closing market price of Highlands Group Common Stock exceeds 1.61 times the exercise price for any 30 consecutive trading days between January 1, 1999 and December 31, 2000. If all of the Series B Warrants were exercised, the holders would receive approximately 1.0 million additional shares of Highlands Group Common Stock. The Series B Warrants exercise price is subject to the same adjustment as the Series A Warrants. The detachable Series B Warrants expire on December 31, 2005.

  The Purchase Agreement further provides for a bonus to be paid to each Management Investor on the fifth anniversary of the Purchase Agreement if the average closing price of the Company's Common Stock is equal to or greater than prices expressed as a percentage of the exercise price of the Series A Warrants (as adjusted from time to time) and specified in the Purchase Agreement (the Bonus Trigger Stock Price). The amount of the bonus is stated as a percentage of a maximum bonus amount separately determined for each Management Investor and equal to the aggregate principal amount of each Management Investor's Note. If the Bonus Trigger Stock Price is at least 1.40 times but less than 1.50 times the Series A Warrant exercise price, the bonus is 25% of the maximum bonus amount, 50% if the Bonus Trigger Stock Price is at least 1.50 but less than 1.61 times the Series A Warrant exercise price and 100% if the Bonus Trigger Stock Price is 1.61 times the Series A Warrant exercise price or higher.

  If the Debentures are converted into Common Stock of Highlands Group and the Series A and B Warrants are utilized by the holders to purchase Common Stock of Highlands Group, the holders will have an ownership interest in Highlands Group of approximately 42%.

                        HIGHLANDS INSURANCE GROUP, INC.

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

  The ceding of insurance does not discharge the primary liability of the original insurer. The Company currently places reinsurance with other carriers only after careful review of the nature of the contract and a thorough assessment of the reinsurer's current credit quality and claim settlement performance.

  Based upon its evaluations of reinsurers, the Company has established an allowance for uncollectible reinsurance ($1.7 million and $2.2 million as of December 31, 1998 and 1997, respectively) or does not record certain contracts as ceded business but retains these amounts ($22.3 million and $18.2 million as of December 31, 1998 and 1997, respectively) as loss reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring accurate information for certain reinsurers, including Lloyds' syndicates and members, the Company believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to its domestic book of business and reinsurers that are not authorized reinsurers as determined by the appropriate Department of Insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances IBNR. As of December 31, 1998, such collateral totaled approximately $18.9 million.

  The Company's three largest recoverables as of December 31, 1998, were approximately $123.5 million with Underwriters at Lloyds of London, $113.7 million with American Reinsurance Company and $70.1 million with General Reinsurance Company. American Reinsurance Company and General Reinsurance Company are rated by A. M. Best "A+" and "A++," respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

  The effects of assumed and ceded reinsurance on net premiums and losses follows (in thousands):

                            Direct  Assumed   Ceded      Net
                           -------- -------  --------  -------
Year ended December 31,
 1998--
  Written premiums........ $370,210  7,874     (3,268) 374,816
  Earned premiums......... $406,028  8,464    (25,679) 388,813
  Loss and loss adjustment
   expense incurred....... $321,033 27,573    (20,206) 328,400
                           ======== ======   ========  =======
Year ended December 31,
 1997--
  Written premiums........ $342,414  3,631    (68,308) 277,737
  Earned premiums......... $367,630 (8,879)   (46,758) 311,993
  Loss and loss adjustment
   expense incurred....... $273,114 79,269   (105,904) 246,479
                           ======== ======   ========  =======
Year ended December 31,
 1996--
  Written premiums........ $147,474 11,072    (23,495) 135,051
  Earned premiums......... $160,776 13,903    (22,631) 152,048
  Loss and loss adjustment
   expense incurred....... $159,611 53,548    (56,570) 156,589
                           ======== ======   ========  =======

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

  The Company uses methods and assumptions that are consistent with prevailing actuarial practice and are modified periodically based on changes in circumstance. However, estimation of loss reserves for asbestos, environmental related and other long-term exposure claims is one of the most difficult aspects of establishing reserves, especially given the above uncertainties. The Company has recorded its best estimate of loss and loss adjustment expense reserves; however, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, the ultimate amounts paid upon settlement of these matters may be more or less than the current estimate.

  In management's judgment, information currently available has been appropriately considered in estimating the Company's loss reserves. However, future changes in estimates of the Company's liability for insured events may adversely affect results in future periods although such effects cannot be reasonably estimated.

                        HIGHLANDS INSURANCE GROUP, INC.

  The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expense reserves for each of the last three years (in thousands).

                                                    1998      1997      1996
                                                 ---------- --------- ---------
Balance at January 1............................ $1,605,374 1,156,824 1,253,627
  Acquisition of American Reliance..............         --   520,719        --
  Less--Reinsurance recoverables................    692,668   652,449   599,558
                                                 ---------- --------- ---------
Net balance at January 1 .......................    912,706 1,025,094   654,069
                                                 ---------- --------- ---------
Incurred related to--
  Current year..................................    256,528   230,033   133,717
  Commutation of Aggregate Excess of Loss
   Reinsurance Agreement........................     50,000        --        --
  Prior year--
    Asbestos and environmental..................     21,840     5,433     6,557
    All other...................................         32    11,013    16,315
                                                 ---------- --------- ---------
  Total prior year..............................     21,872    16,446    22,872
                                                 ---------- --------- ---------
    Total incurred..............................    328,400   246,479   156,589
                                                 ---------- --------- ---------
Paid related to--
  Current year..................................     90,635   120,705    37,020
  Prior year--
    Asbestos and environmental..................     13,373     6,812     7,855
    All other...................................    266,117   231,350   155,666
                                                 ---------- --------- ---------
  Total prior year..............................    279,490   238,162   163,521
                                                 ---------- --------- ---------
    Total paid..................................    370,125   358,867   200,541
                                                 ---------- --------- ---------
Net balance at December 31......................    870,981   912,706   610,117
  Add--Reinsurance recoverables.................    732,567   692,668   546,707
                                                 ---------- --------- ---------
Balance at December 31.......................... $1,603,548 1,605,374 1,156,824
                                                 ========== ========= =========

  As a result of changes in estimates of insured events in prior years, primarily environmental and pollution claims, the provision for losses and loss adjustment expenses (net of reinsurance recoveries of $69.3 million, $112.5 million, and $47.8 million for 1998, 1997 and 1996, respectively) increased by $71.9 million in 1998, $16.4 million in 1997, $22.9 million in 1996.

12. Employee Benefits

  The Company has a retirement and savings plan (defined contribution plan) for which all employees are eligible to participate. The Company's contributions are restricted to amounts authorized annually by the board of directors. Employees, at their option, may contribute a portion of their eligible earnings to the plan. Retirement benefits are based on the balance in each employee's account, including the amount vested in employer contributions. The plan may be canceled at any time at the option of the Company. The Company's net contributions to the plan for 1998, 1997 and 1996 were approximately $1.1 million, $1.3 million, and $.6 million, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

13. Stock Compensation Plans

  At December 31, 1998, the Company had two types of stock-based compensation plans, a stock option plan and a restricted stock plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for the grant of options to acquire the Company Common Stock prior to the Distribution and prior to a market price for the Company's Common Stock. The compensation cost that has been charged against income for its stock-based plans was $472,000, $500,000 and $700,000 for 1998, 1997 and 1996, respectively. However, no compensation cost has been recognized for shares issued subsequent to the Distribution, with an exercise price equal to the market value at date of grant. Had all compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                            1998   1997   1996
                                                           ------ ------ ------
      Net income (loss)....................... As reported $3,097 16,836 (5,343)
                                               Pro forma   $1,915 15,568 (6,609)
      Basic earnings (loss) per share......... As reported $  .24   1.34   (.47)
                                               Pro forma   $  .15   1.24   (.58)
      Diluted earnings (loss) per share....... As reported $  .20   1.09   (.47)
                                               Pro forma   $  .12   1.01   (.58)

 Stock Option Plan

  Pursuant to the Company's 1995 Stock Option Plan, Highlands Group may grant either incentive stock options (ISO) or non-qualified stock options (NQSO). The exercise price for each share subject to an option will be an amount that the Compensation Committee of the Board of Directors determines, in its good faith judgment. In the case of ISOs, however, the exercise price per share may not be less than the amount the Committee determines, in its good faith judgment, to be not less than 100% of the fair value of the Company's Common Stock on the date the option is granted. Options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that are reserved for issuance under all option plans is 1,200,000 at December 31, 1998.

  A summary of the status of the Company's stock option plans at December 31, 1998 and changes during the three years then ended is presented below:

                                 1998               1997               1996
                          ------------------- ------------------ ------------------
                                    Weighted-          Weighted-          Weighted-
                                     Average            Average            Average
                                    Exercise           Exercise           Exercise
Fixed Options              Shares     Price   Shares     Price   Shares     Price
-------------             --------  --------- -------  --------- -------  ---------
Outstanding at beginning
 of year................   751,983   $17.22   486,000   $15.03        --   $   --
Granted.................   233,150   $23.78   333,000   $20.31   522,000   $15.03
Exercised...............    (8,375)  $17.31   (10,599)  $14.69        --   $   --
Forfeited...............  (134,838)  $21.47   (56,418)  $17.06   (36,000)  $15.02
                          --------   ------   -------   ------   -------   ------
Outstanding at end of
 year...................   841,920   $18.35   751,983   $17.22   486,000   $15.03
                          ========            =======            =======
Options exercisable at
 year-end...............   299,757            125,589               None
                          ========            =======            =======

                                                              1998  1997 1996
                                                             ------ ---- ----
     Weighted-average estimated per share fair value of
      options granted:
       Issued prior to the Distribution..................... $   --   -- 9.92
       Issued equal to market value......................... $13.25 6.80 7.88

                        HIGHLANDS INSURANCE GROUP, INC.

  The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                            Number     Remaining  Average    Number    Average
                          Outstanding Contractual Exercise Exercisable Exercise
Range of Exercise Prices  at 12/31/98    Life      Price   at 12/31/98  Price
------------------------  ----------- ----------- -------- ----------- --------
$10.38-14.88.............   441,872      7.27      $14.49    217,950    $14.69
$18.75-23.56.............   250,998      8.43      $20.23     81,807    $20.30
$23.69-28.38.............   149,050      9.07      $26.65         --    $   --
                            -------                          -------
$10.38-28.38.............   841,920      7.93      $18.35    299,757    $16.22
                            =======                          =======

  The fair value of stock options granted during the years ended December 31, 1998, 1997 and 1996 were $3.1 million, $2.3 million and $4.8 million, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

  The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 1998, 1997 and 1996, respectively: dividend yields of -0-%; expected volatilities of 48%, 15%, and 15%; risk-free interest rates of 5.9%, 5.8%, and 6.5%; and expected terms of 6.5 years.

 Employee Stock Purchase Plan

  In May 1998, the Company adopted a tax-qualified employee stock purchase plan (the Purchase Plan). An aggregate of 300,000 shares of the Common Stock has been reserved for issuance under the Purchase Plan. All employees of the Company with at least three months of service can purchase Common Stock on the annual offering date at a price equal to 85% of its fair market value at the time of purchase. Employees can authorize payroll deductions in order to accumulate funds for any offering during the year prior to any offering. At December 31, 1998, 14,609 shares were issued under the Purchase Plan.

 Restricted Stock Plans

  In May 1997, the Company adopted a restricted stock plan (Restricted Stock
Plan) pursuant to which participants are granted an award of shares of the Company's Common Stock (Restricted Stock) subject to restrictions. The number of shares of Restricted Stock granted to each participant is equal to the number of shares of Common Stock of the Company, if any, that the participant purchases under the Restricted Stock Plan. There are restrictions as to the transferability of the Restricted Stock, which restrictions lapse on the fifth anniversary from the date of issuance if the closing price of the Company's Common Stock is equal to or greater than the prices expressed as a percentage of the price on the date of issuance (the Restricted Stock Trigger Price). If the Restricted Stock Trigger Price is at least 1.40 times but less than 1.50 times the price on the date of issuance, 75% of the Restricted Stock shall be forfeited and transferred to the Company, 50% if the Restricted Stock Trigger Price is at least 1.50 times but less than 1.61 times the price on the date of issuance and 0% if the Restricted Stock Trigger Price is 1.61 times the price on date of issuance or higher. Termination of employment with the Company during the restricted period will also cause the Restricted Stock to be forfeited and transferred to the Company.

  As of December 31, 1998, the number of shares of Common Stock reserved under the Restricted Stock Plan was 100,000. The Company granted 10,695 and 63,525 shares of Restricted Stock at weighted average fair values of $18.20 and $23.20 per share during 1998 and 1997, respectively. Restricted Stock is considered issued and outstanding when awarded. As of December 31, 1998, 25,632 shares of Restricted Stock have been forfeited to the Company. The fair market value of Restricted Stock on the date of issuance has been recorded as a

                        HIGHLANDS INSURANCE GROUP, INC.

deferred expense and included as a component of stockholder's equity. No amortization of the deferred expense was recorded in 1998 or 1997. The deferred expense will be amortized over the remaining vesting period once certain closing prices of the Company's Common Stock are achieved.

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

  The carrying values and estimated fair values of financial instruments at December 31, 1998 and 1997, were as follows (in thousands):

                                   1998                1997
                           -------------------- -------------------
                            Carrying    Fair    Carrying    Fair
                             Value      Value     Value     Value
                           ---------- --------- --------- ---------
Assets:
  Fixed maturity
   securities............. $1,001,236 1,001,236 1,166,585 1,166,585
  Equity securities....... $   21,057    21,057     1,554     1,554
  Other investments....... $    3,107     3,107     4,061     4,061
  Cash and cash
   equivalents............ $   70,747    70,747    60,717    60,717
  Premium installment
   receivables............ $    1,114     1,114     1,807     1,807
  Accrued investment
   income................. $   13,916    13,916    16,459    16,459
Liabilities:
  Convertible subordinated
   debentures............. $   57,017    60,000    56,229    60,000
  Senior bank debt........ $   65,000    65,000    65,000    65,000

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

15. Contingent Liabilities

 Year 2000

  The Company is dependent on computers to process and report its business. Information technology ("IT") systems are used for billing and collecting premiums, issuing policies, processing claims, managing assets and reporting financial results. A failure of the Company's IT systems to function properly would have a material adverse effect on the Company's financial condition and results of operations. The process of becoming ready for the Year 2000 consists of (i) identifying and assessing IT systems requiring renovation (whether through

                        HIGHLANDS INSURANCE GROUP, INC.

modification or replacement); (ii) renovating systems; (iii) validating or testing systems for Year 2000 compliance; and (iv) implementing compliance solutions. The Company has identified and assessed its IT systems which require renovation to properly process the Year 2000. The Company began installing a new management and financial reporting IT system during 1998.

 Legal Actions

  The Company is a party to various claims and legal actions arising in the ordinary course of its insurance business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

 Leases

  At December 31, 1998, the Company was obligated under noncancelable operating leases, expiring on various dates through 2003, principally for office space and computer software. Future aggregate minimum rentals on noncancelable operating leases are as follows: $4.2 million in 1999, $3.8 million in 2000, $2.1 million in 2001, $.6 million in 2002 and $.1 million thereafter.

  The Company's gross rental expense was approximately $4.3 million, $6.6 million, and $4.5 million for 1998, 1997 and 1996, respectively.

16. Business Concentration and Foreign Operations

  In the normal course of business, the Company underwrites risks of Halliburton and various subsidiaries and affiliates of Halliburton. During 1998, 1997 and 1996, net premiums earned from Halliburton aggregated approximately $53.9 million, $44.7 million, and $30.7 million, respectively.

  A portion of this business is retrospectively rated, meaning that ultimate premiums will approximate ultimate losses plus certain expenses. Future premiums due from Halliburton under these retrospective arrangements approximate $109.5 million and $85.3 million at December 31, 1998 and 1997, respectively.

  The Company's United Kingdom operations as a percentage of the Company's consolidated revenues, loss before income taxes and identifiable assets amounted to 2.5%, 8.5% and 16.0%, respectively, as of and for the year ended December 31, 1996. The amounts are not material for 1998 and 1997.

                        HIGHLANDS INSURANCE GROUP, INC.

17. Quarterly Financial Data (Unaudited)

  The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1998 and 1997 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown. The earnings per share amounts for the first three quarters of 1997 have been restated to comply with SFAS No. 128.

Quarter Ended                                 March 31 June 30  Sept 30 Dec 31
-------------                                 -------- -------  ------- -------
                                               (dollars in thousands, except
                                                      per share data)
1998
  Net premiums earned........................ $ 83,230  85,652   85,027 134,904
  Total revenues............................. $107,053 107,962  111,013 157,628
  Total expenses............................. $ 98,562 121,211  100,847 163,826
  Net income (loss).......................... $  6,386  (7,732)   6,725  (2,282)
  Earnings (loss) per common share:
    Basic.................................... $    .48    (.59)     .51    (.18)
    Diluted.................................. $    .37    (.59)     .43    (.18)
1997
  Net premiums earned........................ $ 29,715  78,675  107,640  95,963
  Total revenues............................. $ 43,056  97,723  130,728 120,454
  Total expenses............................. $ 39,507 100,544  123,058 110,333
  Net income (loss).......................... $  2,957  (2,268)   6,744   9,403
  Earnings (loss) per common share:
    Basic.................................... $    .26    (.18)     .51     .71
    Diluted.................................. $    .22    (.18)     .40     .52

                        HIGHLANDS INSURANCE GROUP, INC.

                                   SCHEDULE I

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1998
                                 (in thousands)

                                                                    Amount at
                                                                   which Shown
                                              Amortized   Fair       in the
Type of investment                              Cost      Value   Balance Sheet
------------------                            --------- --------- -------------
At December 31, 1998:
 Fixed maturity securities available-for-
  sale:
  United States Government and government
   agencies.................................. $202,499    205,512     205,512
  States, municipalities and political
   subdivisions..............................   57,227     61,189      61,189
  Mortgage-backed securities.................  407,565    415,011     415,011
  Corporate securities.......................  307,479    318,410     318,410
  Foreign governments........................       88        114         114
  Sinking fund preferred stock...............    1,000      1,000       1,000
                                              --------  ---------   ---------
                                               975,858  1,001,236   1,001,236
 Equity securities...........................   20,585     21,057      21,057
                                              --------  ---------   ---------
    Total securities, available-for-sale.....  996,443  1,022,293   1,022,293
                                              --------  ---------   ---------
 Other investments...........................    3,107      3,107       3,107
                                              --------  ---------   ---------
    Total investments........................ $999,550  1,025,400   1,025,400
                                              ========  =========   =========


                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (in thousands)

                                                                December 31,
                                                              -----------------
                           ASSETS                               1998     1997
                           ------                             --------  -------
Investment in subsidiaries..................................  $427,963  449,205
Fixed maturity securities available-for-sale, at fair value.     5,092    5,033
Cash and cash equivalents...................................     4,175    1,285
Accrued investment income...................................     2,086       86
Net deferred tax asset......................................     2,809       --
Taxes receivable from subsidiaries..........................     3,539    3,823
Deferred debt expense.......................................     4,161    3,984
Other assets................................................     3,594    3,208
                                                              --------  -------
    Total assets............................................  $453,419  466,624
                                                              ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Senior bank debt............................................  $ 65,000   65,000
Convertible subordinated debentures.........................    57,017   56,229
Payable to subsidiaries.....................................       275      508
Net deferred tax liability..................................        --    5,904
Accounts payable and accrued liabilities....................    12,573    9,690
                                                              --------  -------
    Total liabilities.......................................   134,865  137,331
                                                              --------  -------
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 13,235,316 shares issued and outstanding in
   1998, 13,187,273 shares issues and outstanding in 1997...       132      132
  Additional paid-in capital................................   223,976  223,460
  Accumulated other comprehensive income....................    16,803   22,278
  Treasury stock, at cost, 724,400 shares in 1998...........    (9,268)      --
  Deferred compensation on restricted stock.................    (1,074)  (1,465)
  Retained earnings.........................................    87,985   84,888
                                                              --------  -------
    Total stockholders' equity..............................   318,554  329,293
                                                              --------  -------
    Total liabilities and stockholders' equity..............  $453,419  466,624
                                                              ========  =======

                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                  (in thousands, except per common share data)

                                                         For the Years ended
                                                             December 31,
                                                         ---------------------
                                                          1998    1997   1996
                                                         ------  ------ ------
Revenues:
  Net investment income................................. $  595   1,507  2,539
                                                         ------  ------ ------
    Total revenues......................................    595   1,507  2,539
                                                         ------  ------ ------
Equity in net income (loss) of subsidiaries............. 11,890  24,854 (1,186)
                                                         ------  ------ ------
Expenses:
  Interest expense...................................... 12,291  10,210  5,639
  Debt amortization.....................................  1,286   1,411  1,264
  Other expenses........................................  3,041   2,222  2,031
                                                         ------  ------ ------
    Total expenses...................................... 16,618  13,843  8,934
                                                         ------  ------ ------
  Income (loss) before income tax benefit............... (4,133) 12,518 (7,581)
  Income tax benefit....................................  7,230   4,318  2,238
                                                         ------  ------ ------
    Net income (loss)................................... $3,097  16,836 (5,343)
                                                         ======  ====== ======
Earnings (loss) per common share:
  Basic................................................. $  .24    1.34   (.47)
  Diluted............................................... $  .20    1.09   (.47)
Weighted average number of common shares outstanding:
  Basic................................................. 13,095  12,600 11,448
  Diluted............................................... 15,811  15,388 11,448


                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       For the Years ended
                                                          December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Cash flow from operating activities:
  Net income (loss)................................. $ 3,097   16,836   (5,343)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Equity in net (income) loss of subsidiaries..... (11,890) (24,854)   1,186
    Debt amortization...............................   1,286    1,411    1,264
    Dividends received from subsidiaries............  17,500    5,000    3,000
    Decrease (increase) in net deferred tax asset...  (5,765)   1,634   (2,238)
    Increase in taxes receivable from subsidiaries..     284   (3,823)      --
    Changes in other operating assets and
     liabilities....................................   2,222    6,371    1,038
                                                     -------  -------  -------
      Total adjustments.............................   3,637  (14,261)   4,250
                                                     -------  -------  -------
    Net cash provided by (used in) operating
     activities.....................................   6,734    2,575   (1,093)
                                                     -------  -------  -------
Cash flows from investing activities:
  Maturities or calls of fixed maturity securities
   available-for-sale...............................      --   34,520       --
  Investment purchases of fixed maturity securities
   available-for-sale...............................      --  (14,978) (24,475)
  Acquisition of subsidiary, net....................      --  (15,000)      --
  Capital contributions to subsidiaries.............      --  (53,244) (52,174)
  Cash returned by (sent to) former affiliates, net.      --       --    3,800
  Payment of acquisition expenses...................      --   (3,730)      --
  Other proceeds....................................      --       92       --
  Proceeds from disposal of subsidiary, net.........      --       --       22
                                                     -------  -------  -------
      Net cash used in investing activities.........      --  (52,340) (72,827)
                                                     -------  -------  -------
Cash flows from financing activities:
  Proceeds from senior bank debt....................           65,000       --
  Proceeds from issuance of convertible subordinated
   debentures.......................................               --   60,000
  Payment for debt issuance expense.................    (675)  (1,017)  (5,705)
  Repayment of acquired bank debt...................          (35,638)      --
  Issuance of Common Stock..........................     831      156       --
  Acquisition of treasury stock.....................  (4,000)      --       --
  Contribution from former parent of net current tax
   asset............................................      --       --   42,174
                                                     -------  -------  -------
      Net cash provided (used) by financing
       activities...................................  (3,844)  28,501   96,469
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................   2,890  (21,264)  22,549
Cash and cash equivalents at beginning of year......   1,285   22,549       --
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $ 4,175    1,285   22,549
                                                     =======  =======  =======
Supplemental disclosure of cash flow information:
  Interest paid..................................... $10,603    8,803    5,639
                                                     =======  =======  =======
Noncash financing activities:
  Parent company stock acquired by subsidiaries and
   held in treasury................................. $ 5,268       --       --
                                                     =======  =======  =======

                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                        As of December 31,
                                                  ------------------------------
                                                   Deferred    Losses,
                                                    Policy     Claims
                                                  Acquisition and Loss  Unearned
Property/Casualty Operations                         Costs    Expenses  Premiums
----------------------------                      ----------- --------- --------
1998.............................................   $31,537   1,603,548 137,353
                                                    =======   ========= =======
1997.............................................   $32,313   1,605,374 173,411
                                                    =======   ========= =======
1996.............................................   $ 6,436   1,156,824  31,474
                                                    =======   ========= =======

                                        For the Years Ended December 31,
                         --------------------------------------------------------------
                                                        Amortization
                                              Loss and  of Deferred
                                     Net        Loss       Policy      Other     Net
Property/Casualty        Premium  Investment Adjustment Acquisition  Operating Premiums
Operations               Revenue    Income    Expense      Costs     Expenses  Written
-----------------        -------- ---------- ---------- ------------ --------- --------
1998.................... $388,813   77,969    328,400      71,538     67,890   374,816
                         ========   ======    =======      ======     ======   =======
1997.................... $311,993   74,383    246,479      61,745     51,375   277,737
                         ========   ======    =======      ======     ======   =======
1996.................... $152,048   50,988    156,589      28,829     27,324   135,051
                         ========   ======    =======      ======     ======   =======



                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                            SCHEDULE IV--REINSURANCE
                                 (in thousands)

                                               Assumed          Percent Of
                                    Ceded to    From              Amount
                            Direct    Other     Other     Net   Assumed to
                            Amount  Companies Companies Amount     Net
                           -------- --------- --------- ------- ----------
Year ended December 31,
 1998
  Property-liability
   insurance.............. $406,028  (25,679)   8,464   388,813     2.2%
                           ========  =======   ======   =======    ====
Year ended December 31,
 1997
  Property-liability
   insurance.............. $367,630  (46,758)  (8,879)  311,993    (2.8%)
                           ========  =======   ======   =======    ====
Year ended December 31,
 1996
  Property-liability
   insurance.............. $160,776  (22,631)  13,903   152,048     9.1%
                           ========  =======   ======   =======    ====



                       See accompanying auditor's report.

                        HIGHLANDS INSURANCE GROUP, INC.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Additions
                                    ------------------------------------
                         Balance at  Charges to                           Balance
                         Beginning      Cost       Other                  at End
                         of Period  and Expenses Additions Deductions(1) of Period
                         ---------- ------------ --------- ------------- ---------
Year ended December 31,
 1998
  Allowance for
   uncollectible
   reinsurance.........    $2,157        --          --          455       1,702
                           ======       ===         ===        =====       =====
Year ended December 31,
 1997
  Allowance for
   uncollectible
   reinsurance.........    $2,410        --          --          253       2,157
                           ======       ===         ===        =====       =====
Year ended December 31,
 1996
  Allowance for
   uncollectible
   reinsurance.........    $4,598        --          --        2,188       2,410
                           ======       ===         ===        =====       =====

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

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE VI

                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (in thousands)

                                                       As of December 31,
                                                 ------------------------------
                                                    1998      1997      1996
                                                 ---------- --------- ---------
Deferred policy acquisition costs............... $   31,537    32,313     6,436
Loss and loss adjustment expense reserves....... $1,603,548 1,605,374 1,156,824
Unearned premiums............................... $  137,353   173,411    31,474

                                                  For the Years Ended December
                                                              31,
                                                 ------------------------------
                                                    1998      1997      1996
                                                 ---------- --------- ---------
Net premiums earned............................. $  388,813   311,993   152,048
Net investment income........................... $   77,969    74,383    50,988
Loss and loss adjustment expense incurred
  Current year.................................. $  256,528   230,033   133,717
  Commutation of Aggregate Excess of Loss
   Reinsurance..................................     50,000        --        --
  Prior year....................................     21,872    16,446    22,872
                                                 ---------- --------- ---------
                                                 $  328,400   246,479   156,589
                                                 ========== ========= =========
Amortization of deferred policy acquisition
 costs.......................................... $   71,538    61,745    28,829
Paid loss and loss adjustment expense........... $  370,125   358,867   200,541
Net premiums written............................ $  374,816   277,737   135,051



                       See accompanying auditor's report.

                               ----------------

                       The Company's transfer agent is:

                   ChaseMellon Shareholder Services, L.L.C.
                              85 Challenger Road
                                Overpeck Centre
                    Ridgefield Park, New Jersey 07660-2104
                                1-800-635-9270

                               ----------------

                  The Company's Common Stock is traded on the
                New York Stock Exchange under the symbol "HIC."

                               ----------------

           The Company's Annual Meeting of Stockholders will be held on May 10, 1999 at 1000 Lenox Drive, Lawrenceville, New Jersey.

  To obtain a copy of the Company's 1998 annual report on Form 10-K (including financial statements and financial statement schedules) as filed with the Securities and Exchange Commission, please send a written request to Charles
J. Bachand, Vice President and Treasurer, Highlands Insurance Group, Inc., 10370 Richmond Avenue, Houston, Texas 77042.