Form 10-Q
period 1999-03-31
HIGHLANDS INSURANCE GROUP INC
filed 1999-05-17
CIK 1002816

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q


  (Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     [X]        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

                                       or

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

Yes [X]        No [_]

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 31, 1999 was 12,933,075.

================================================================================

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                         PART I - Financial Information

Item                                                                    Page
----                                                                    ----

1. Financial Statements:

   Consolidated Balance Sheets
     March 31, 1999 (Unaudited) and
     December 31, 1998                                                    3

   Consolidated Statements of Operations
     (Unaudited) - Three Months Ended
     March 31, 1999 and 1998                                              5

   Consolidated Statements of Stockholders' Equity
     Three Months Ended March 31, 1999 (Unaudited)
     and Year Ended December 31, 1998                                     6

   Consolidated Statements of Comprehensive Income
     (Unaudited)  Three Months Ended
     March 31, 1999 and 1998                                              7

   Consolidated Statements of Cash Flows
     (Unaudited) - Three Months Ended March 31,
     1999 and 1998                                                        8

   Condensed Notes to Unaudited Consolidated
     Financial Statements                                                 9

2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       12

3. Quantitative and Qualitative Disclosures About Market Risk            16

                          PART II - Other Information

1. Legal Proceedings                                                     17

4. Submission of Matters to a Vote of Security Holders                   17

6. Exhibits and Reports on Form 8-K                                      17

   Signatures                                                            18

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                          March 31,     December 31,
                            ASSETS                           1999          1998
                            ------                        ----------    ------------
                                                          (Unaudited)
Investments:
 Fixed maturity securities  available-for-sale, at fair
  value (amortized cost of $936,861 at 3/31/99 and
  $975,858 at 12/31/98)                                   $  947,442    1,001,236
 Equity securities, at fair value (cost of $25,692 at
  3/31/99 and $20,585 at 12/31/98)                            25,946       21,057
 Other investments, at cost                                    3,104        3,107
                                                          ----------    ---------
     Total investments                                       976,492    1,025,400
Cash and cash equivalents                                     70,259       70,747
Premiums in course of collection, net                         60,927       51,138
Premiums due under retrospectively rated policies            131,130      144,613
Receivable from reinsurers                                   776,382      787,344
Prepaid reinsurance premiums                                   1,995        2,523
Funds on deposit with reinsurers                              17,875       17,873
Net deferred tax asset                                        75,065       70,433
Accrued investment income                                     12,222       13,916
Deferred policy acquisition costs                             30,405       31,537
Other assets                                                  50,726       49,519
                                                          ----------    ---------
     Total assets                                         $2,203,478    2,265,043
                                                          ==========    =========



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                             (Dollars in thousands)

                                                                                    March 31,           December 31,
                    LIABILITIES AND STOCKHOLDERS' EQUITY                              1999                  1998
                    ------------------------------------                       -------------------      -----------
                                                                                  (Unaudited)
Loss and loss adjustment expense reserves                                         $1,567,014             1,603,548
Unearned premiums                                                                    132,319               137,353
Senior bank debt                                                                      65,000                65,000
Convertible subordinated debentures                                                   57,217                57,017
Funds held                                                                             9,386                14,049
Accounts payable and accrued liabilities                                              61,087                69,522
                                                                                  ----------             ---------
               Total liabilities                                                   1,892,023             1,946,489
                                                                                  ----------             ---------
Commitments and contingent liabilities

Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized;
     13,226,602 issued and outstanding in 1999;  13,235,316 issued and
      outstanding in 1998                                                                132                   132
  Additional paid-in capital                                                         223,607               223,976
  Treasury stock, at cost (739,400 shares in 1999; 724,400 shares in 1998)            (9,459)               (9,268)
  Accumulated other comprehensive income                                               7,043                16,803
       Deferred compensation on restricted stock                                        (605)               (1,074)
       Retained earnings                                                              90,737                87,985
                                                                                  ----------             ---------
          Total stockholders' equity                                                 311,455               318,554
                                                                                  ----------             ---------
          Total liabilities and stockholders' equity                              $2,203,478             2,265,043
                                                                                  ==========             =========

See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                        Three Months
                                                       Ended March 31,
                                                  ------------------------
                                                    1999            1998
                                                  -------          -------
Revenues:
 Net premiums earned                              $81,705           83,230
 Net investment income                             17,756           20,793
 Net realized investment gains                        503            3,030
                                                  -------          -------
    Total revenues                                 99,964          107,053
                                                  -------          -------
Expenses:
 Loss and loss adjustment expense incurred         60,746           59,029
 Underwriting expenses                             32,417           36,143
 Debt interest and amortization expense             2,923            3,071
 Other expenses (income), net                         291              319
                                                  -------          -------
    Total expenses                                 96,377           98,562
                                                  -------          -------
Income before income tax                            3,587            8,491
Income tax expense                                    835            2,105
                                                  -------          -------
     Net income                                   $ 2,752            6,386
                                                  =======          =======
Earnings per common share:
  Basic                                              $.22              .48
  Diluted                                            $.20              .37
                                                  =======          =======
Weighted average number of common shares
 outstanding:
  Basic                                            12,494           13,195
  Diluted                                          14,110           20,194
                                                  =======          =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)


                                                                                      March 31,           December 31,
                                                                                         1999                 1998
                                                                                    -------------         ---------------
                                                                                     (Unaudited)
Common stock:
   Balance, beginning of year                                                              $    132                  132
   Issuance of common stock, par value                                                           --                   --
                                                                                           --------              -------
   Balance, end of period                                                                       132                  132
                                                                                           --------              -------
Additional paid-in capital:
   Balance, beginning of year                                                               223,976              223,460
   (Retirement) issuance of common stock, net                                                  (369)                 516
                                                                                           --------              -------
   Balance, end of period                                                                   223,607              223,976
                                                                                           --------              -------
Treasury stock, at cost:
   Balance, beginning of year                                                                (9,268)                  --
   Acquisition of treasury stock                                                               (191)              (9,268)
                                                                                           --------              -------
   Balance, end of period                                                                    (9,459)              (9,268)
                                                                                           --------              -------
Accumulated other comprehensive income:
   Balance, beginning of year                                                                16,803               22,278
   Changes in net unrealized gain, net of tax                                                (9,760)              (5,475)
                                                                                           --------              -------
   Balance, end of period                                                                     7,043               16,803
                                                                                           --------              -------
Deferred compensation on restricted stock:
   Balance, beginning of year                                                                (1,074)              (1,465)
   Net forfeitures of restricted stock                                                          469                  391
                                                                                           --------              -------
   Balance, end of period                                                                      (605)              (1,074)
                                                                                           --------              -------
Retained earnings:
   Balance, beginning of year                                                                87,985               84,888
   Net income                                                                                 2,752                3,097
                                                                                           --------              -------
   Balance, end of period                                                                    90,737               87,985
                                                                                           --------              -------
          Total stockholders' equity                                                       $311,455              318,554
                                                                                           ========              =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                             (Dollars in thousands)


                                                                                         Three Months
                                                                                        Ended March 31,
                                                                              ----------------------------------
                                                                                 1999                     1998
                                                                              -------------         ------------
Net income                                                                        $  2,752                 6,386
                                                                                  --------                ------
Other comprehensive income, net of taxes:
  Decrease in unrealized gain on investments, net of taxes of $5,079
   and $600                                                                         (9,433)               (1,115)
  Less: reclassification adjustments for realized gains in net income,
   net of taxes of $176 and $1,060                                                     327                 1,970
                                                                                  --------                ------
          Other comprehensive income, net of taxes                                  (9,760)               (3,085)
                                                                                  --------                ------
Comprehensive income (loss)                                                       $ (7,008)                3,301
                                                                                  ========                ======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         ------------------------------
                                                                                           1999                1998
                                                                                         ---------          -----------
Cash flows from operating activities:
 Net income                                                                              $  2,752                 6,386
                                                                                         --------               -------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                               322                   881
  Net realized investment gains                                                              (503)               (3,030)
  Change in:
   Premiums in course of collection                                                        (9,789)               (1,842)
   Premiums due under retrospectively related policies                                     13,483                  (934)
   Receivables from reinsurers                                                             10,962               (11,847)
   Prepaid reinsurance premiums                                                               528                10,509
   Funds on deposit with reinsurers                                                            (2)                  163
   Net deferred tax asset                                                                     828                 2,105
   Deferred policy acquisition costs                                                        1,132                  (137)
   Loss and loss adjustment expense reserves                                              (36,534)              (24,505)
   Unearned premiums                                                                       (5,034)              (12,109)
   Funds held                                                                              (4,663)                  745
   Other operating assets and liabilities                                                  (7,890)              (21,507)
                                                                                         --------               -------
  Total adjustments                                                                       (37,160)              (61,508)
                                                                                         --------               -------
     Net cash used in operating activities                                                (34,408)              (55,122)
                                                                                         --------               -------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                                             45,111                71,710
  Equity securities                                                                            --                   986
  Other invested assets                                                                        --                    (5)
 Maturities or calls:
  Fixed maturity securities available-for-sale                                             63,314                58,892
 Investment purchases:
  Fixed maturity securities available-for-sale                                            (68,385)              (74,818)
  Equity securities                                                                        (4,944)                   --
 Net additions to property and equipment                                                   (1,085)                 (966)
                                                                                         --------               -------
  Net cash (used in) provided by investing activities                                      34,011                55,799
                                                                                         --------               -------
Cash flows from financing activities:
  Issuance of common stock                                                                    100                    14
  Acquisition of treasury stock                                                              (191)                   --
                                                                                         --------               -------
  Net cash provided by investing activities                                                   (91)                   14
                                                                                         --------               -------
Net (decrease) increase in cash and cash equivalents                                         (488)                  691
Cash and cash equivalents at beginning of period                                           70,747                60,717
                                                                                         --------               -------
Cash and cash equivalents at end of period                                               $ 70,259                61,408
                                                                                         ========               =======
Supplemental disclosure of cash flow information:
     Interest paid                                                                       $  1,068                 1,209
                                                                                         ========               =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999


1.    Basis of Presentation

  The accompanying consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

  Highlands Group is an insurance holding company for Highlands Insurance Company and its subsidiaries ("Highlands"), American Reliance, Inc. and its subsidiaries ("American Reliance"), and Highlands Holdings (U.K.) Limited and its subsidiary ("Highlands UK") (a foreign reinsurance company located in the United Kingdom), and certain other immaterial companies. For reporting purposes, the Company considers all of its property and casualty insurance operations as one segment. All material intercompany accounts and transactions have been eliminated.

  Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.


2.  Changes in Accounting Principles

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for public business enterprises to report selected information about operating segments in annual financial statements. SFAS 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. For reporting purposes, the Company considers all of its property and casualty insurance operations as one segment.

  In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position
(SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance-related assessments. The statement requires that a liability be recorded when all of the following conditions have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This statement is effective for fiscal years beginning after December 15, 1998. The adoption of the provisions of SOP 97-3 did not have a material impact on results of operations, financial condition or cash flows.

  In March 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Certain internal and external costs incurred to develop internal-use computer software that relate to system design, software configuration and interfaces, coding, testing and installation to hardware should generally be capitalized. This statement is effective for fiscal years beginning after December 15, 1998. The adoption of the provisions of SOP 98-1 did not have a material impact on results of operations, financial condition or cash flows.

3.  Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                 1999                1998
                                                                               ---------          ---------
 NUMERATOR:
   Net income, as reported and for basic earnings per share                      $ 2,752              6,386
   Effect of dilutive securities - after tax debt expense applicable
    to convertible subordinated debentures, if appropriate                             -              1,157
                                                                                 -------             ------
   Numerator for diluted earnings per common share - income  available
    to common stockholders after assumed conversions, if appropriate             $ 2,752              7,543
                                                                                 =======             ======
DENOMINATOR:
  Denominator for basic earnings per share  weighted
   average shares outstanding                                                     12,494             13,195
  Effect of dilutive securities:
    Common stock warrants and outstanding stock options
      (based on treasury stock method)                                             1,616              3,110
    Convertible subordinated debentures, if appropriate                                -              3,889
                                                                                 -------             ------
  Denominator for diluted earnings per share  adjusted
   weighted average shares and assumed conversions                                14,110             20,194
                                                                                 =======             ======
 Basic earnings per share                                                        $   .22                .48
 Diluted earnings per share                                                      $   .20                .37
                                                                                 =======             ======

  The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during 1999, but were not included in the March 31, 1999 computation of diluted earnings per share because the assumed conversion would be antidilutive.

  For the three months ended March 31, 1999 and 1998, respectively, 795,236 and 119,850 stock options were not included in earnings per share calculations as they were antidilutive.

4.    Warrant Price Adjustment

  The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are, for the life of the stock purchase warrants, subject to adjustment due to adverse loss reserve and uncollectible reinsurance development for years prior to 1996. Such adjustment reduced the exercise price by $.04 per share during the three months ended March 31, 1999.

5.  Stock Compensation Plans

  During the first quarter of 1999, the Company gave its employees the opportunity to exchange stock options and restricted stock for new stock options and restricted stock with a current market price. Employees taking advantage of this opportunity forfeited all vesting to date and 25% of their shares subject to option.

  The newly issued stock options fully vest after three years with the opportunity for accelerated vesting if certain performance measures are met. As a result of employees exchanging stock options during the quarter, 841,920 net shares subject to options were reduced by 210,400 with no financial statement impact.

  The vesting of the newly issued restricted stock is based only on performance measures. As a result of employees exchanging restricted stock during the quarter, 8,714 net shares were retired which resulted in a reduction of deferred compensation of $469,000.

6.  Contingent Liabilities:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                Three Months Ended
                                                      March 31,
                                          -----------------------------
                                           1999                 1998
                                          --------             --------
                                               (Dollars in thousands)
Consolidated Results:
Gross premiums written                    $ 84,831               92,258
Net premiums written                      $ 77,198               81,630
                                          ========              =======
Net premiums earned                       $ 81,705               83,230
Loss and loss adjustment expense           (60,746)             (59,029)
Underwriting expenses                      (32,417)             (36,143)
                                          --------              -------
Underwriting loss                          (11,458)             (11,942)
Net investment income                       17,756               20,793
Net realized investment gains                  503                3,030
Debt interest and amortization expense      (2,923)              (3,071)
Other (expenses) income, net                  (291)                (319)
                                          --------              -------
Income before income taxes                   3,587                8,491
Income tax expense                            (835)              (2,105)
                                          --------              -------
Net income                                $  2,752                6,386
                                          ========              =======
Earnings per share:
  Basic                                   $    .22                  .48
                                          ========              =======
  Diluted                                 $    .20                  .37
                                          ========              =======
Ratios:
  Loss                                        74.3%                70.9%
  Expense                                     39.7%                43.4%
                                          --------              -------
   Combined                                  114.0%               114.3%
                                          ========              =======

PERIOD TO PERIOD COMPARISONS

  Gross Premiums Written. Gross premiums written for the three months ended March 31, 1999 and 1998 were $84.8 million and $92.3 million, respectively. The $7.5 million or 8.1% decrease in 1999 compared to 1998 is due primarily to three factors. First, the Company continues to focus on underwriting standards and adequate pricing. The current pricing environment is highly competitive in both commercial and personal lines as insurers compete to retain business. Second, service disruption in early 1998 associated with the implementation of a new policy issuance system at the end of 1997 negatively impacted new and renewal policy processing and agents' willingness to place business with the Company. The Company believes that the continued decline in premium production due to the disruptions has diminished in 1999. Finally, the reduction in the A.M. Best rating of Highlands Insurance Company to B++ from A-, announced by A.M. Best in June 1998 has caused a decline in premium production.

  In 1998, the Company entered into agreements with insurance companies which provide certain of the Company's customers access to A+ paper. These agreements were entered into to limit the future loss of business due to A.M. Best's downgrade of Highlands Insurance Company.

  Gross premiums written for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written, net premiums written and net premiums earned to fluctuate significantly from period to period. Experience rated contracts reduce but do not eliminate risk to the insurer.

  Net Premiums Written. Net premiums written for the three months ended March 31, 1999 and 1998 were $77.2 million and $81.6 million, respectively. The decrease of $4.4 million or 5.4% in 1999 compared to 1998 is related to the same issues affecting gross premiums written.

  Net Premiums Earned. Net premiums earned for the three months ended March 31, 1999 and 1998 were $81.7 million and $83.2 million, respectively. The decrease of $1.5 million or 1.8% in 1999 compared to 1998 is related to the same items affecting gross and net premiums written.

  Loss and Loss Adjustment Expenses Incurred. Loss and loss and adjustment expenses incurred for the three months ended March 31, 1999 and 1998 were $60.7 million and $59.0 million, respectively. The loss and loss adjustment expense ratio for the three months ended March 31, 1999 and 1998 was 74.3% and 70.9%, respectively. The increase in the ratio was due to higher incurred losses subject to retrospectively rated policies, increased accident year loss and loss adjustment expense ratios and minimal development on prior year loss reserves.

  Underwriting Expenses. Underwriting expenses for the three months ended March 31, 1999 and 1998 were $32.4 million and $36.1 million, respectively. The underwriting expense ratio for the three months ended March 31, 1999 and 1998 was 39.7% and 43.4%, respectively. The decline in the underwriting expense ratio is the result of the Company's previous expense saving initiatives. The Company realized expense savings in the three months ended March 31, 1999 compared to the same period in 1998 due to the termination of an Aggregate Excess of Loss Reinsurance Agreement ("Stop Loss Agreement") in the fourth quarter of 1998. However, the savings were offset by additional expenses associated with the Company's system integration projects.

  Investment Results. Net investment income for the three months ended March 31, 1999 and 1998 was $17.8 million and $20.8 million, respectively. Net investment income decreased $3.0 million from 1998 due to the declining premium volume, continued reduction in the size of the investment portfolio due to runoff of old reserves, and the repurchase of Company Common Stock during 1998. Net realized investment gains for the Company were $.5 million and $3.0 million for the three months ended March 31, 1999 and 1998, respectively.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months ended March 31, 1999 and 1998 was $2.9 million and $3.1 million, respectively.

  Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

  Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense for the three months ended March 31, 1999 and 1998 was $.8 million and $2.1 million, respectively. The company's effective tax rate reflects the amount of net investment income from tax advantaged fixed income securities and the magnitude of the underwriting loss in relation to net taxable investment income.

Liquidity and Capital Resources

  Highlands Group is a holding company, the principal assets of which at March 31, 1999 are all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

  On April 30, 1997, Highlands Group acquired Vik Brothers Insurance, Inc. and its subsidiaries ("VBI"). Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc ("American Reliance"). In connection with the acquisition, Highlands Group obtained a $65 million senior revolving credit facility from a consortium of banks led by The Chase Manhattan Bank ("Credit Agreement"). Highlands Group funded the cash portion of the acquisition by utilizing the credit facility and available working capital.

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $10.7 million. Highlands Group does not currently intend to pay dividends on its Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations. During the third quarter of 1998, the Board of Directors authorized the first share repurchase of up to $4 million of the Company's Common Stock. Highlands Group repurchased 293,500 shares of its Common Stock at an aggregate cost of $4 million. Such repurchased shares are held in treasury.

  Highlands Group's principal sources of funds are dividends and tax sharing payments from its subsidiaries, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are limited to $39.9 million in 1999 without prior regulatory approval. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority interest of the Debentures pursuant to the covenants contained in the Debentures.

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

  During the fourth quarter of 1998, the Board of Directors authorized a second share repurchase program of up to $20 million of the Company's Common Stock to be conducted by two of the Company's insurance subsidiaries, Highlands Insurance Company and Northwestern National Casualty Company. Although no Company Common Stock was repurchased in the first quarter, 15,000 shares of Company Common Stock settled at an average price of $12.75 per share during the quarter ended March 31, 1999. Through March 31, 1999, those insurance subsidiaries had purchased 445,900 shares of Common Stock at an aggregate cost of $5.5 million.

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

  Because American Reliance was acquired in April 1997, it has a discrete policy issuance and processing IT system from the rest of the Company, the status of which is set forth separately. In 1994, American Reliance, working with an outside vendor, began a project to create a single processing platform for all of its business that, among other things, would be able to process its Year 2000 business. In August 1997, Phase One of this project, covering new and renewal business for a portion of the commercial multiple peril line and the commercial automobile, general liability and personal lines, representing approximately 70% of its business, began to be implemented. A combination of internal and vendor related factors such as design errors, inadequate testing and poor implementation led to problems with this Phase and contributed to service problems. The Company has resolved a majority of the problems with Phase One. Phase Two of the project, covering the balance of the commercial multiple peril line and the workers' compensation and commercial umbrella lines, representing the remainder of its business, was implemented with few problems in November 1998. Although the claims processing system for policies issued under the new American Reliance system is Year 2000 compliant, the claims processing systems for policies issued under the old systems are not. The loss and claim data from the old systems are scheduled to be converted to the new system in October 1999.

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

  The Company has spent approximately $2.1 million through March 31, 1999 to make its IT systems and non-IT systems Year 2000 compliant (excluding $16.0 million of costs associated with the development of the two processing platforms). The Company expects to incur an additional $1.0 million in 1999 in this process. The Company's insurance subsidiaries are expected to fund these costs out of their operations. Although the Company's Year 2000 efforts have caused it to defer certain other IT system projects, the Company does not believe such deferral will have a material adverse effect on its financial position and results of operations.

  The Company is also analyzing supplemental software products and files used by certain of its units, which historically have not been supported by the Information Technology Department. An analysis of such programs and files and the effort needed to renovate them is due to be completed by June 30, 1999.

  The Company's assessment of non-IT systems such as elevator, heating, ventilation and air conditioning systems, telephones and other facility related systems was substantially completed in April 1999. Where necessary, the Company has replaced or modified these systems or will do so prior to year-end.

  The Company relies on third party vendors for other material services such as energy, banking and reinsurance. The Company has identified the entities which are material to its operations and is assessing whether they will be Year 2000 compliant through questionnaires and affirmations of Year 2000 compliance. The initial assessment of responses was substantially complete as of April 30, 1999. In cases where responses were ambiguous or insufficient, the Company is making additional inquiries. It is expected that this assessment process will continue through June 30, 1999, with recommendations for corrective action, where necessary, being specified shortly afterward.

  The Company has made and will continue to make significant efforts to ensure that it and its material third party vendors are Year 2000 compliant. The effect, if any, on the Company's financial position and results of operations from the failure of these efforts to become Year 2000 compliant cannot be reasonably estimated.

  The Company's efforts have focused on renovating its IT systems, not on preparing contingency plans if it fails in such renovation efforts. The Company has begun developing contingency plans for those systems where renovation will not be completed when required. Contingency plans for other systems and material third party vendors which may not be Year 2000 compliant in time will be made on a case-by-case basis as part of the assessment process for each such system and vendor.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 1998.

Part II  Other Information


Item 1.  Legal Proceedings

     None


Item 4:  Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders held on May 10, 1999, the
Stockholders

     (a) elected the following directors:

         Nominee             Shares For          Shares Withheld
         -------             ----------          ---------------

       W. Bernard Pieper      10,275,757            66,179
       Phillip J. Hawk        10,279,374            62,562

     (b) Approved by a vote of 10,321,654 shares for and 15,829 shares against with 4,453 abstentions a proposal to select KPMG LLP as the independent public accountants of the Company for 1999.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27) Financial Data Schedule (Filed Electronically)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


Date:    May 17, 1999                   By  /s/ Richard M. Haverland
                                            ------------------------------
                                            Richard M. Haverland
                                            Chairman, President
                                            and Chief Executive Officer
                                            (Authorized Signatory)


Date:    May 17, 1999                   By  /s/ Charles J. Bachand
                                            ------------------------------
                                            Charles J. Bachand
                                            Vice President, Treasurer and
                                            Principal Accounting Officer
                                            (Authorized Signatory)