Form 10-Q
period 1999-06-30
HIGHLANDS INSURANCE GROUP INC
filed 1999-08-13
CIK 1002816

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q


  (Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       X             OF THE SECURITIES EXCHANGE ACT OF 1934
     -----

                  For the quarterly period ended June 30, 1999

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     -----           OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X        No
    -----         -----

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at June 30, 1999 was 13,925,527.

================================================================================

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                         PART I - Financial Information

Item                                                                                        Page
----                                                                                        ----
1.  Financial Statements:

    Consolidated Balance Sheets
       June 30, 1999 (Unaudited) and
       December 31, 1998                                                                      3

    Consolidated Statements of Operations
       (Unaudited) - Three and Six Months Ended
       June 30, 1999 and 1998                                                                 5

    Consolidated Statements of Stockholders' Equity
       Six Months Ended June 30, 1999 (Unaudited)
       and Year Ended December 31, 1998                                                       6

    Consolidated Statements of Comprehensive Income
       (Unaudited) - Three and Six Months Ended
       June 30, 1999 and 1998                                                                 7

    Consolidated Statements of Cash Flows
       (Unaudited) - Six Months Ended June 30,
       1999 and 1998                                                                          8

    Condensed Notes to Unaudited Consolidated
       Financial Statements                                                                   9

2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                         12

                          PART II - Other Information

1.  Legal Proceedings                                                                        17

4.  Submission of Matters to a Vote of Security Holders                                      17

6.  Exhibits and Reports on Form 8-K                                                         17

    Signatures                                                                               18

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                June 30,                 December 31,
                          ASSETS                                  1999                       1998
                          ------                             ---------------            --------------
                                                               (Unaudited)
Investments:

      Fixed income securities - available-for-sale, at fair
        value (amortized cost of $896,286 at
        6/30/99 and $975,858 at 12/31/98)                        $  883,435                  1,001,236

      Equity securities, at fair value (cost of $27,686 at
        6/30/99 and $20,585 at 12/31/98)                             26,787                     21,057

      Other investments, at cost                                      3,107                      3,107
                                                             --------------             --------------

               Total investments                                    913,329                  1,025,400

Cash and cash equivalents                                            72,368                     70,747

Premiums in course of collection, net                                57,255                     51,138

Premiums due under retrospective policies                           138,386                    144,613

Receivable from reinsurers                                          787,608                    787,344

Prepaid reinsurance premiums                                          1,591                      2,523

Funds on deposit with reinsurers                                     16,846                     17,873

Net deferred tax asset                                               82,912                     70,433

Accrued investment income                                            12,389                     13,916

Deferred policy acquisition costs                                    30,982                     31,537

Other assets                                                         53,240                     49,519
                                                             --------------             --------------
               Total assets                                      $2,166,906                  2,265,043
                                                             ==============             ==============

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                             (Dollars in thousands)



                                                                          June  30,       December 31,
               LIABILITIES AND STOCKHOLDERS' EQUITY                         1999              1998
               ------------------------------------                    ---------------   ---------------
                                                                         (Unaudited)

Loss and loss adjustment expense reserves                                  $1,533,561         1,603,548

Unearned premiums                                                             134,323           137,353

Senior bank debt                                                               60,000            65,000

Convertible subordinated debentures                                            57,416            57,017

Funds held                                                                      2,135            14,049

Accounts payable and accrued liabilities                                       76,157            69,522
                                                                           ----------         ---------

               Total liabilities                                            1,863,592         1,946,489
                                                                           ----------         ---------

Commitments and contingent liabilities

Stockholders' equity:

     Common stock, $.01 par value; 50,000,000 shares authorized;
       13,925,527 issued and outstanding in 1999; 13,235,316 issued and
        outstanding in 1998                                                       139               132

     Additional paid-in-capital                                               231,182           223,976

     Treasury stock, at cost (739,400 shares in 1999; 724,400 shares
       in 1998)                                                                (9,459)           (9,268)

     Accumulated other comprehensive (loss) income                             (8,937)           16,803

     Deferred compensation on restricted stock                                 (3,147)           (1,074)

     Retained earnings                                                         93,536            87,985
                                                                           ----------         ---------

               Total stockholders' equity                                     303,314           318,554
                                                                           ----------         ---------

               Total liabilities and stockholders' equity                  $2,166,906         2,265,043
                                                                           ==========         =========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                          Three Months                                  Six Months
                                                         Ended June 30,                               Ended June 30,
                                               ----------------------------------           ----------------------------------
                                                   1999                  1998                   1999                  1998
                                               -------------         ------------           ------------          ------------
Revenues:
     Net premiums earned                             $78,158               85,652                159,863               168,882
     Net investment income                            17,185               18,890                 34,941                39,683
     Net realized investment gains                     1,291                3,420                  1,794                 6,450
                                                     -------              -------                -------               -------
           Total revenues                             96,634              107,962                196,598               215,015
                                                     -------              -------                -------               -------
Expenses:
     Loss and loss adjustment expense incurred        55,924               81,532                116,670               140,561
     Underwriting expenses                            33,511               36,095                 65,928                72,238
     Debt interest and amortization expense            2,965                3,068                  5,888                 6,139
     Other expenses, net                                 634                  516                    925                   835
                                                     -------              -------                -------               -------
           Total expenses                             93,034              121,211                189,411               219,773
                                                     -------              -------                -------               -------

Income (loss) before income tax                        3,600              (13,249)                 7,187                (4,758)
Income tax expense (benefit)                             801               (5,517)                 1,636                (3,412)
                                                     -------              -------                -------               -------

           Net income (loss)                         $ 2,799               (7,732)                 5,551                (1,346)
                                                     =======              =======                =======               =======

Earnings (loss) per common share:
     Basic                                           $   .22                 (.59)                   .44                  (.10)
     Diluted                                         $   .20                 (.59)                   .40                  (.10)
                                                     =======              =======                =======               =======

Weighted average number of common shares
 outstanding:
     Basic                                            12,881               13,197                 12,688                13,196
     Diluted                                          13,797               13,197                 13,946                13,196
                                                     =======              =======                =======               =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)


                                                                                      June 30,            December 31,
                                                                                        1999                  1998
                                                                                  -----------------    ------------------
                                                                                     (Unaudited)
Common stock:
  Balance, beginning of year                                                           $    132                 132
    Issuance of common stock, par value                                                       7                   -
                                                                                       --------             -------
  Balance, end of period                                                                    139                 132
                                                                                       --------             -------

Additional paid-in-capital:
  Balance, beginning of year                                                            223,976             223,460
    Issuance of common stock, paid in capital                                             7,206                 516
                                                                                       --------             -------
  Balance, end of period                                                                231,182             223,976
                                                                                       --------             -------

Treasury stock, at cost:
  Balance, beginning of year                                                             (9,268)                  -
    Acquisition of treasury stock                                                          (191)             (9,268)
                                                                                       --------             -------
  Balance, end of period                                                                 (9,459)             (9,268)
                                                                                       --------             -------

Accumulated other comprehensive (loss) income:
  Balance, beginning of year                                                             16,803              22,278
    Changes in net unrealized gain (loss), net of tax                                   (25,740)             (5,475)
                                                                                       --------             -------
  Balance, end of period                                                                 (8,937)             16,803
                                                                                       --------             -------

Deferred compensation on restricted stock:
  Balance, beginning of year                                                             (1,074)             (1,465)
    Net (issuance) forfeitures of restricted stock                                       (2,073)                391
                                                                                       --------             -------
  Balance, end of period                                                                 (3,147)             (1,074)
                                                                                       --------             -------

Retained earnings:
  Balance, beginning of year                                                             87,985              84,888
    Net income                                                                            5,551               3,097
                                                                                       --------             -------
  Balance, end of period                                                                 93,536              87,985
                                                                                       --------             -------
          Total stockholders' equity                                                   $303,314             318,554
                                                                                       ========             =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                             (Dollars in thousands)


                                                          Three Months                                      Six Months
                                                         Ended June 30,                                   Ended June 30,
                                               ------------------------------------               --------------------------------
                                                   1999                     1998                     1999                   1998
                                               -----------               ----------               -----------            ----------
Net income (loss)                                $  2,799                  (7,732)                    5,551                (1,346)
                                                 --------                 -------                  --------               -------

Other comprehensive income, net of taxes:
  Change in unrealized gain (loss) on
    investments net of taxes of $(8,153),
    $3,613,  $(13,232) and $3,012 for the
    three months and six months ended
    June 30, 1999 and 1998, respectively          (15,141)                  6,710                   (24,574)                5,594
  Less: reclassification adjustments for
    realized gains in net income, net of
    taxes of $452, $1,197, $628, and
    $2,258 for the three months and six
    months ended June 30, 1999 and 1998,
    respectively                                     (839)                 (2,223)                   (1,166)               (4,192)
                                                 --------                 -------                  --------               -------
      Other comprehensive income,
        net of taxes                              (15,980)                  4,487                   (25,740)                1,402
                                                 --------                 -------                  --------               -------

Comprehensive income (loss)                      $(13,181)                $(3,245)                 $(20,189)              $    56
                                                 ========                 =======                  ========               =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                             (Dollars in thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     ------------------------------------
                                                                           1999                1998
                                                                     -----------------   ----------------
Cash flows from operating activities:
       Net income (loss)                                                $   5,551             (1,346)
                                                                        ---------           --------

Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                             885              1,559
    Net realized investment gains                                          (1,794)            (6,450)
    Change in:
       Premiums in course of collection                                    (6,117)            12,993
       Premiums due under retrospective policies                            6,227             (3,734)
       Receivables from reinsurers                                           (264)           (25,555)
       Prepaid reinsurance premiums                                           932             16,118
       Funds on deposit with reinsurers                                     1,027               (953)
       Net deferred tax asset                                               1,623             (3,490)
       Deferred policy acquisition costs                                      555               (808)
       Loss and loss adjustment expense reserves                          (69,987)           (14,104)
       Unearned premiums                                                   (3,030)           (19,427)
       Funds held                                                         (11,914)             4,073
       Other operating assets and liabilities                               4,722            (36,993)
                                                                        ---------           --------

    Total adjustments                                                     (77,135)           (76,771)
                                                                        ---------           --------
       Net cash used in operating activities                              (71,584)           (78,117)
                                                                        ---------           --------

Cash flows from investing activities:
    Proceeds from sales:
       Fixed maturity securities available-for-sale                        96,122            156,565
       Equity securities                                                    2,260                986
       Other invested assets                                                    -                842
    Maturities or calls:
       Fixed maturity securities available-for-sale                       108,838            119,146
    Investment purchases:
       Fixed maturity securities available-for-sale                      (123,237)          (200,420)
       Equity securities                                                   (9,188)            (1,125)
    Net additions to property and equipment                                (1,539)            (1,093)
                                                                        ---------           --------

       Net cash provided by investing activities                           73,256             74,901
                                                                        ---------           --------

Cash flows from financing activities:
    Issuance of common stock                                                5,140                212
    Acquisition of treasury stock                                            (191)                 -
    Repayment of debt                                                      (5,000)                 -
                                                                        ---------           --------

       Net cash (used in) provided by financing activities                    (51)               212
                                                                        ---------           --------

Net increase (decrease) in cash and cash equivalents                        1,621              (3004)
Cash and cash equivalents at beginning of period                           70,747             60,717
                                                                        ---------           --------

Cash and cash equivalents at end of period                              $  72,368             57,713
                                                                        =========           ========

Supplemental disclosure of cash flow information:
    Interest paid                                                       $   5,081              5,382
                                                                        =========           ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999


1.    Basis of Presentation

  The accompanying consolidated financial statements as of June 30, 1999 and for both the three and six months ended June 30, 1999 and 1998 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

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


2.  Changes in Accounting Principles

  In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position
(SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance-related assessments. The statement requires that a liability be recorded when all of the following conditions have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. The Company adopted SOP 97-3 as of January 1, 1999. The adoption of the provisions of SOP 97-3 did not have a material impact on results of operations, financial condition or cash flows.

  In March 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Certain internal and external costs incurred to develop internal-use computer software that relate to system design, software configuration and interfaces, coding, testing and installation to hardware should generally be capitalized. The Company adopted SOP 98-1 as of January 1, 1999. The adoption of the provisions of SOP 98-1 did not have a material impact on results of operations, financial condition or cash flows.

3.  Earnings Income Per Share

  The following tables set forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                              Three Months Ended                              Six Months Ended
                                                                    June 30,                                       June 30,
                                                           -------------------------                       ----------------------
                                                             1999             1998                           1999           1998
                                                           --------         --------                       --------       --------
NUMERATOR:
  Net income (loss), as reported and for
    basic earnings per share                                $ 2,799          (7,732)                          5,551        (1,346)
  Effect of dilutive securities - after tax
    debt expense applicable to convertible
    subordinated debentures,                                      -               -                               -             -
                                                            -------          ------                          ------        ------
  Numerator for diluted earnings per
    common share - income (loss)
    available to common stockholders
    after assumed conversions, if
    appropriate                                             $ 2,799          (7,732)                          5,551        (1,346)
                                                            -------          ------                          ------        ------

DENOMINATOR:
  Denominator for basic earnings per
    share - weighted average shares
    outstanding                                              12,881          13,197                          12,688        13,196
  Effect of dilutive securities:
    Common stock warrants and
      outstanding stock options (based
      on treasury stock method)                                 916               -                           1,258             -
    Convertible subordinated
       debentures, if appropriate                                 -               -                               -             -
                                                             -------          ------                          ------        ------
  Denominator for diluted earnings per
    share - adjusted weighted
    average shares and assumed
    conversions                                               13,797          13,197                          13,946        13,196
                                                             =======          ======                          ======        ======

  Basic earnings (loss) per share                            $   .22            (.59)                            .44          (.10)
  Diluted earnings (loss) per share                          $   .20            (.59)                            .40          (.10)
                                                             =======          ======                          ======        ======

  The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during 1998 and 1999, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive.

  The common stock warrants and outstanding stock options are not included in the computation of diluted earnings per share in periods with a net loss. For the three and six months ended June 30, 1999, respectively, 797,800 and 810,814 stock options were not included in earnings per share calculations as they were antidilutive.

4.    Warrant Price Adjustment

  The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are, for the life of the stock purchase warrants, subject to adjustment due to adverse loss reserve and uncollectible reinsurance development for years prior to 1996. Such adjustment increased the exercise price by $0.23 and $0.19 per share during the three and six months ended June 30, 1999, respectively.

5.  Stock Compensation Plans

  During the first quarter of 1999, the Company gave its employees the opportunity to exchange stock options and restricted stock for new stock options and restricted stock with a current market price. Employees taking advantage of this opportunity forfeited all vesting to date and 25% of their shares subject to option. The newly issued stock options fully vest after three years with the opportunity for accelerated vesting if certain performance measures are met.
The vesting of the restricted stock is based on performance measures, but in any event vest at the end of three years.

6.  Contingent Liabilities

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below (dollars in thousands, except per share amounts):

                                                     Three Months Ended                                Six Months Ended
                                                          June 30,                                         June 30,
                                          ----------------------------------------          -------------------------------------
                                                1999                     1998                    1999                   1998
                                          ----------------         ----------------         --------------        ----------------
Consolidated Results:

Gross premiums written                           $ 86,935                   92,530                171,766                 184,789
Net premiums written                               80,566                   83,424                157,764                 165,053
                                                 ========                  =======               ========                ========

Net premiums earned                              $ 78,158                   85,652                159,863                 168,882
Loss and loss adjustment expense                  (55,924)                 (81,532)              (116,670)               (140,561)
Underwriting expenses                             (33,511)                 (36,095)               (65,928)                (72,238)
                                                 --------                  -------               --------                --------

Underwriting loss                                 (11,277)                 (31,975)               (22,735)                (43,917)
Net investment income                              17,185                   18,890                 34,941                  39,683
Net realized investment gains                       1,291                    3,420                  1,794                   6,450
Debt interest and amortization expense             (2,965)                  (3,068)                (5,888)                 (6,139)
Other expenses, net                                  (634)                    (516)                  (925)                   (835)
                                                 --------                  -------               --------                --------

Income (loss) before income taxes                   3,600                  (13,249)                 7,187                  (4,758)
Income tax expense (benefit)                          801                   (5,517)                 1,636                  (3,412)
                                                 --------                  -------               --------                --------

Net income (loss)                                $  2,799                   (7,732)                 5,551                  (1,346)
                                                 ========                  =======               ========                ========

Earnings (loss) per share:
  Basic                                          $    .22                     (.59)                   .44                    (.10)
                                                 ========                  =======               ========                ========
  Diluted                                        $    .20                     (.59)                   .40                    (.10)
                                                 ========                  =======               ========                ========

Ratios:
  Loss                                               71.5%                    95.2%                  73.0%                   83.2%
  Expense                                            42.9%                    42.1%                  41.2%                   42.8%
                                                 --------                  -------               --------                --------

   Combined                                         114.4%                   137.3%                 114.2%                  126.0%
                                                 ========                  =======               ========                ========


PERIOD TO PERIOD COMPARISONS

  Gross Premiums Written. Gross premiums written for the three months and six months ended June 30, 1999 and 1998 were $86.9 million and $92.5 million and $171.8 million and $184.8 million, respectively. The decrease of $5.6 million and $13.0 million or 6.1% and 7.0% for the three months and six months ended June 30, respectively, is due primarily to three factors. First, the Company continues to focus on underwriting standards and adequate pricing. The current pricing environment is highly competitive in both commercial and personal lines as insurers compete to retain business. Second, service disruption in early 1998 associated with the implementation of a new policy issuance system at the end of 1997 negatively impacted new and renewal policy processing and agents' willingness to place business with the Company. The Company believes that the continued decline of premium production due to the disruptions has diminished in 1999 due to the elimination of service disruptions. Finally, the reduction in the A.M. Best rating of Highlands Insurance Company to B++ from A-, announced by A.M. Best in June 1998 has caused a decline in premium production.

  In 1998, the Company entered into agreements with insurance companies which provide certain of the Company's customers access to A+ paper. These agreements were entered into to limit the future loss of business due to A.M. Best's downgrade of Highlands Insurance Company.

  Gross premiums written for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written and net premiums written and net premiums earned to fluctuate significantly from period to period. Experience rated contracts reduce but do not eliminate risk to the insurer.

  Net Premiums Written. Net premiums written for the three months and six months ended June 30, 1999 and 1998 were $80.6 million and $83.4 million and $157.8
million and $165.1 million, respectively.   The decrease of $2.9 million and
$7.3 million or 3.4% and 4.4% for the three months and six months ended June 30, respectively, is related to the same issues affecting gross premiums written.

  Net Premiums Earned. Net premiums earned for the three months and six months ended June 30, 1999 and 1998 were $78.2 million and $85.7 million and $159.9 million and $168.9 million, respectively. The decrease of $7.5 million and $9.0 million or 8.8% and 5.3% for the three months and six months ended June 30, respectively, is related to the same items affecting gross and net premiums written.

  Loss and Loss Adjustment Expenses Incurred. Loss and loss and adjustment expenses incurred for the three months and six months ended June 30, 1999 and 1998 were $55.9 million and $81.5 million and $116.7 million and $140.6 million, respectively. The loss and loss adjustment expense ratio for the three months and six months ended June 30, 1999 and 1998 was 71.5% and 95.2% and 73.0% and 83.2%, respectively. The decrease in the ratio was primarily attributable to higher incurred losses in 1998 and some favorable development on prior year loss reserves in 1999. The three months ended June 30, 1998 included a charge of $10.5 million related to severe weather catastrophe losses plus a reserve increase of $8.0 million related to California construction defect claims.

  Underwriting Expenses. Underwriting expenses for the three months and six months ended June 30, 1999 and 1998 were $33.5 million and $36.1 million and $65.9 million and $72.2 million, respectively. The underwriting expense ratio for the three months and six months ended June 30, 1999 and 1998 was 42.9% and 42.1% and 41.2% and 42.8%, respectively. The Company realized expense savings in the three months and six months ended June 30, 1999 compared to the same period in 1998 due to the termination of an Aggregate Excess of Loss Reinsurance Agreement ("Stop Loss Agreement") in the fourth quarter of 1998. However, the savings were somewhat offset by additional expenses associated with the Company's system integration projects.

  Investment Results. Net investment income for the three months and six months ended June 30, 1999 and 1998 was $17.2 million and $18.9 million and $34.9 million and $39.7 million, respectively. For the three months and six months ended June 30, 1999 net investment income decreased $1.7 million and $4.7 million from 1998 due to the declining premium volume, continued reduction in the size of the investment portfolio due to runoff of old reserves, and the repurchase of Company Common Stock during 1998. Net realized investment gains for the Company were $1.3 million and $3.4 million and $1.8 million and $6.5 million for the three months and six months ended June 30, 1999 and 1998, respectively.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months and six months ended June 30, 1999 and 1998 was $3.0 million and $3.1 million and $5.9 million and $6.1 million, respectively.

  Other Expenses, Net. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

  Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense (benefit) for the three months and six months ended June 30, 1999 and 1998 was $.8 million and $(5.5) million and $1.6 million and $(3.4) million, respectively. The Company's effective tax rate reflects the amount of net investment income from tax advantaged fixed income securities and the magnitude of the underwriting loss in relation to net taxable investment income.


LIQUIDITY AND CAPITAL RESOURCES

  Highlands Group is a holding company, the principal assets of which at June 30, 1999 are all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

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

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $10.7 million. During the second quarter 1999, Highlands Group reduced the loan under the Credit Agreement by $5 million. Highlands Group does not currently intend to pay dividends on its Common Stock. In light of the Company's corporate strategy, an additional use of funds may be to invest in other insurance companies or other insurance operations. During 1998, Highlands Group repurchased 293,500 shares of its Common Stock at an aggregate cost of $4 million. Such repurchased shares are held in treasury.

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

  In the insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its operations, including its investment portfolio, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements of insurance companies are influenced significantly by product mix. Future catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirement for the insurance subsidiaries. The liquidity requirements of the insurance subsidiaries are met by that portion of the investment portfolio that is held in cash and highly liquid securities.

  During the fourth quarter of 1998, the Board of Directors authorized a share repurchase of up to $20 million of the Company's Common Stock to be conducted by two of the Company's insurance subsidiaries, Highlands Insurance Company and Northwestern National Casualty Company, through March 31, 1999. No company common shares were repurchased in the first and second quarters of 1999. During the quarter ended March 31, 1999, 15,000 shares of company common stock settled at an average price of $12.75 per share.


YEAR 2000

  The Company is dependent on computers to process and report its business. Information technology ("IT") systems are used for issuing policies, billing and collecting premiums, processing claims, managing assets and reporting financial results. A failure of the Company's IT systems to function properly would have a material adverse effect on the Company's financial condition and results of operations. The process of becoming ready for the Year 2000 consists of (i) identifying and assessing IT systems requiring renovation (whether through modification or replacement); (ii) renovating systems; (iii) validating or testing systems for Year 2000 compliance; and (iv) implementing compliance solutions. The Company has identified and assessed its IT systems which require renovation to properly process the Year 2000. As described below, with respect to its most important IT systems, the Company is at various stages of the process ranging from renovating the system to having implemented a new system. Although several of the estimated completion dates set forth below are later than originally planned, the Company believes the revised completion dates will not adversely affect its overall Year 2000 compliance program.

  The Company began installing a new financial and management reporting IT system during 1998. This system, which is expected to be completed in August 1999, will receive financial information from compliant processing platforms described below which are scheduled to be in production in September and October 1999.

  The Company's new, Year 2000 compliant processing platform for most of its Texas business is composed of policy administration and claim administration subsystems. The policy administration component, in part internally developed but substantially purchased, has been partially implemented and commenced processing of business on a new and renewal basis in May 1998. The balance of the Texas business will be processed through an internally developed, server-based, Year 2000 compliant platform which is scheduled to be implemented in August 1999. The claim processing component is planned for implementation in August 1999. The conversion of historical policy and claim files is expected to be completed in September 1999.

  American Reliance, which was acquired in April 1997, has policy issuance and processing IT systems discrete from the rest of the Company. In 1994, American Reliance, working with an outside vendor, began a project to create a single processing platform for all of its business that, among other things, would be able to process its Year 2000 business. This processing platform was implemented in November 1998. Although the processing system for claims under the new American Reliance system is Year 2000 compliant, the processing systems for claims under the old systems are not. Data for open claims from the old systems are scheduled to be converted to Year 2000 compliant systems at the end of October 1999.

  The Company has conducted extensive tests on each platform or application prior to its placement in production. The Company intends to continue testing these platforms and applications through the end of 1999. A test of the entire American Reliance system (enterprise test) is scheduled for September 1999. An enterprise test for the Houston operation is scheduled for early October 1999.

  The Company has spent approximately $2.4 million through June 30, 1999 to make its IT systems and non-IT systems Year 2000 compliant (excluding $16.0 million of costs associated with the development of the two primary processing platforms). The Company expects to incur an additional $1.0 million in 1999 in this process. The

Company's insurance subsidiaries have been funding these costs out of their operations. Although the Company's Year 2000 efforts have caused it to defer certain other IT system projects, the Company does not believe such deferral will have a material adverse effect on its financial position and results of operations.

  The Company is also analyzing supplemental software products and files used by certain of its units, which historically have not been supported by the Information Technology Department. An analysis of such programs and files and the effort needed to renovate them was completed in June 1999. The Company is modifying or replacing such programs and files as needed.

  The Company's assessment of non-IT systems such as elevator, heating, ventilation and air conditioning systems, telephones and other facility related systems was substantially completed in April 1999. Where necessary, the Company has replaced or modified these systems or will do so prior to year-end.

  The Company relies on third party vendors for other material services such as energy, banking and reinsurance. The Company identified the entities which are material to its operations and assessed whether they will be Year 2000 compliant through questionnaires and affirmations of Year 2000 compliance. The initial assessment of responses was substantially complete as of April 30, 1999. Although the Company is making additional inquiries of a few entities, its material vendors have indicated that they are, or will, be sufficiently Year 2000 compliant.

  Through the first half of 1999, the Company's efforts have focused on renovating its IT systems, rather than on preparing contingency plans if it fails in such renovation efforts. In July 1999, the Company retained a consultant to prepare a formal business continuity plan covering essential operations in the event of a disruption due to the Year 2000. This plan is to be completed in September 1999. Contingency plans for other systems and third party vendors which may not be Year 2000 compliant in time will be made on a case-by-case basis.

  The Company has made and will continue to make significant efforts to ensure that it and its material third party vendors are Year 2000 compliant. The effect, if any, on the Company's financial position and results of operations from the failure of these efforts to become Year 2000 compliant cannot be reasonably estimated.

  In addition to the Company's systems, the Year 2000 issues may affect its underlying business. The Company does not believe that Year 2000 occurrences are covered under property and casualty policies that it issues. The Company's insurance products are primarily based on those developed by Insurance Services Office, Inc. ("ISO"), which recently developed policy language that clarifies that there is no coverage for Year 2000 occurrences. The Company has adopted the ISO exclusionary language in states where it has been approved. In states not accepting the ISO exclusionary language, the Company has filed its own exclusionary language. The Company is attaching either the ISO or its own exclusionary language to all policies with a rating classification the Company believes could potentially have Year 2000 losses. The Company's exposure for any such losses and expenses pursuant to policies it issues cannot be reasonably estimated at this time.

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

PART II                Other Information

ITEM 1.                Legal Proceedings

                       None

ITEM 4.                Submission of Matters to a Vote of Security Holders

                       None

ITEM 6.                Exhibits and Reports on Form 8-K

                       (a)   Exhibits

                             (27) Financial Data Schedule (Filed Electronically)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


Date:                      August 13, 1999                                           By    /s/ Willis T. King, Jr.
                                                                                           ----------------------------------------
                                                                                           Willis T. King, Jr.
                                                                                           Chairman, President and Chief
                                                                                           Executive Officer
                                                                                           (Authorized Signatory)

Date:                      August 13, 1999                                           By    /s/ Charles J. Bachand
                                                                                           ----------------------------------------
                                                                                           Charles J. Bachand
                                                                                           Vice President, Treasurer and
                                                                                           Principal Accounting Officer
                                                                                           (Authorized Signatory)