Form 10-Q
period 1999-09-30
HIGHLANDS INSURANCE GROUP INC
filed 1999-11-15
CIK 1002816

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   [X]         OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   [_]         OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [X]    No  [_]

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at September 30, 1999 was 13,957,303.

================================================================================

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                        PART I - Financial Information

Item                                                                        Page
----                                                                        ----

1. Financial Statements:

   Consolidated Balance Sheets
       September 30, 1999 (Unaudited) and
       December 31, 1998                                                       3

   Consolidated Statements of Operations
       (Unaudited) - Three and Nine Months Ended
       September 30, 1999 and 1998                                             5

   Consolidated Statements of Stockholders' Equity
       Nine Months Ended September 30, 1999 (Unaudited)
       and Year Ended December 31, 1998                                        6

   Consolidated Statements of Comprehensive Income
       (Unaudited) - Three and Nine Months Ended
       September 30, 1999 and 1998                                             7

   Consolidated Statements of Cash Flows
       (Unaudited) - Nine Months Ended September 30,
       1999 and 1998                                                           8

   Condensed Notes to Unaudited Consolidated
       Financial Statements - September 30, 1999                              10

2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                          13


                          PART II - Other Information

1. Legal Proceedings                                                          18

4. Submission of Matters to a Vote of Security Holders                        18

6. Exhibits and Reports on Form 8-K                                           18

   Signatures                                                                 19

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                           September 30,   December 31,
                           ASSETS                              1999           1998
                           ------                           -----------     -----------
                                                            (Unaudited)
Investments:

  Fixed income securities - available-for-sale, at fair
    value (amortized cost of $862,626 at 9/30/99 and
    $975,858 at 12/31/98)                                   $   837,358     $ 1,001,236
  Equity securities, at fair value (cost of $31,635 at
    9/30/99 and $20,585 at 12/31/98)                             29,011          21,057
  Other investments, at cost                                      3,101           3,107
                                                            -----------     -----------
      Total investments                                         869,470       1,025,400

Cash and cash equivalents                                        60,464          70,747

Premiums in course of collection, net                            61,694          51,138

Premiums due under retrospective policies                       135,372         144,613

Receivable from reinsurers                                      796,815         787,344

Prepaid reinsurance premiums                                      1,460           2,523

Funds on deposit with reinsurers                                 18,870          17,873

Net deferred tax asset                                           89,934          70,433

Accrued investment income                                        11,540          13,916

Deferred policy acquisition costs                                32,660          31,537

Other assets                                                     55,417          49,519
                                                            -----------     -----------
    Total assets                                            $ 2,133,696       2,265,043
                                                            ===========     ===========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                            (Dollars in thousands)

                                                                      September 30,    December 31,
                 LIABILITIES AND STOCKHOLDERS' EQUITY                     1999            1998
                 ------------------------------------                 -----------     -----------
                                                                      (Unaudited)
Loss and loss adjustment expense reserves                              $ 1,516,361       1,603,548

Unearned premiums                                                          141,013         137,353

Senior bank debt                                                            59,004          65,000

Convertible subordinated debentures                                         57,616          57,017

Funds held                                                                     476          14,049

Accounts payable and accrued liabilities                                    68,094          69,522
                                                                       -----------     -----------
Total liabilities                                                        1,842,564       1,946,489
                                                                       -----------     -----------
Commitments and contingent liabilities

Stockholders' equity:

  Common stock, $.01 par value; 50,000,000 shares authorized;
    13,957,303 issued and outstanding in 1999; 13,235,316 issued and
    outstanding in 1998                                                        140             132
  Additional paid-in-capital                                               231,515         223,976
  Treasury stock, at cost (739,400 shares in 1999; 724,400 shares
    in 1998)                                                                (9,459)         (9,268)
  Accumulated other comprehensive income (loss)                            (18,130)         16,803
  Deferred compensation on restricted stock                                 (3,147)         (1,074)
  Retained earnings                                                         90,213          87,985
                                                                       -----------     -----------
      Total stockholders' equity                                           291,132         318,554
                                                                       -----------     -----------
      Total liabilities and stockholders' equity                       $ 2,133,696       2,265,043
                                                                       ===========     ===========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                    Three Months        Nine Months
                                                 Ended September 30, Ended September 30,
                                                 ------------------  ------------------
                                                   1999      1998      1999      1998
                                                 --------  --------  --------  --------
Revenues:
  Net premiums earned                            $ 78,091    85,027   237,954   253,909
  Net investment income                            16,821    19,052    51,762    58,735
  Net realized investment gains                     1,030     6,934     2,824    13,384
                                                 --------  --------  --------  --------
    Total revenues                                 95,942   111,013   292,540   326,028
                                                 --------  --------  --------  --------
Expenses:
  Loss and loss adjustment expense incurred        65,753    61,013   182,423   201,574
  Underwriting expenses                            31,923    35,843    97,851   108,080
  Debt interest and amortization expense            2,872     3,097     8,760     9,236
  Other expenses, net                                 785       895     1,710     1,730
                                                 --------  --------  --------  --------
    Total expenses                                101,333   100,848   290,744   320,620
                                                 --------  --------  --------  --------
Income (loss) before income tax                    (5,391)   10,165     1,796     5,408
Income tax expense (benefit)                       (2,068)    3,441      (432)       29
                                                 --------  --------  --------  --------
    Net income (loss)                            $ (3,323)    6,724     2,228     5,379
                                                 ========  ========  ========  ========
Earnings (loss) per common share:
 Basic                                           $   (.25)      .51       .17       .41
 Diluted                                         $   (.25)      .43       .16       .34
                                                 ========  ========  ========  ========
Weighted average number of common shares
  and equivalents outstanding:
  Basic                                            13,218    13,122    12,867    13,171
  Diluted                                          13,218    18,485    13,845    15,883
                                                 ========  ========  ========  ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (Dollars in thousands)

                                                                       September 30,  December 31,
                                                                           1999          1998
                                                                         --------      --------
                                                                        (Unaudited)
Common stock:
  Balance, beginning of year                                             $    132           132
    Issuance of common stock, par value                                         8             -
                                                                         --------      --------
  Balance, end of period                                                      140           132
                                                                         --------      --------
Additional paid-in-capital:
  Balance, beginning of year                                              223,976       223,460
    Issuance of common stock, paid in capital                               7,539           516
                                                                         --------      --------
  Balance, end of period                                                  231,515       223,976
                                                                         --------      --------
Treasury stock, at cost:
  Balance, beginning of year                                               (9,268)            -
    Acquisition of treasury stock                                            (191)       (9,268)
                                                                         --------      --------
  Balance, end of period                                                   (9,459)       (9,268)
                                                                         --------      --------
Accumulated other comprehensive income (loss):
  Balance, beginning of year                                               16,803        22,278
    Changes in net unrealized investment gains (losses), net of tax       (34,933)       (5,475)
                                                                         --------      --------
  Balance, end of period                                                  (18,130)       16,803
                                                                         --------      --------
Deferred compensation on restricted stock:
  Balance, beginning of year                                               (1,074)       (1,465)
    Net (issuance) forfeitures of restricted stock                         (2,073)          391
                                                                         --------      --------
  Balance, end of period                                                   (3,147)       (1,074)
                                                                         --------      --------
Retained earnings:
  Balance, beginning of year                                               87,985        84,888
    Net income                                                              2,228         3,097
                                                                         --------      --------
  Balance, end of period                                                   90,213        87,985
                                                                         --------      --------
      Total stockholders' equity                                         $291,132       318,554
                                                                         ========      ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                            (Dollars in thousands)

                                                      Three Months         Nine Months
                                                   Ended September 30,   Ended September 30,
                                                  --------------------  --------------------
                                                    1999        1998      1999       1998
                                                  ---------   --------  ---------   --------
Net income (loss)                                 $  (3,323)     6,724      2,228      5,379
                                                  ---------   --------  ---------   --------
Other comprehensive income (loss), net of taxes:
  Change in unrealized investment gains
    (losses) net of taxes of $(4,589), $6,781,
    $(17,821) and $9,794 for the three months
    and nine months ended September 30, 1999
    and 1998, respectively                           (8,523)    12,594    (33,097)    18,189

  Reclassification adjustments for realized
    gains in net income, net of taxes of $360,
    $2,427, $988, and $4,684 for the three
    months and nine months ended
    September 30, 1999 and 1998, respectively          (670)    (4,507)    (1,836)    (8,700)
                                                  ---------   --------  ---------   --------
      Other comprehensive income (loss),
        net of taxes                                 (9,193)     8,087    (34,933)     9,489
                                                  ---------   --------  ---------   --------
Comprehensive income (loss)                       $ (12,516)    14,811    (32,705)    14,868
                                                  =========   ========  =========   ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                            (Dollars in thousands)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                               ----------------------
                                                                                  1999        1998
                                                                               ----------    --------
Cash flows from operating activities:
  Net income                                                                   $    2,228       5,379
                                                                               ----------    --------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                     1,359       2,963
  Net realized investment gains                                                    (2,824)    (13,384)
  Change in:
    Premiums in course of collection                                              (10,556)     32,222
    Premiums due under retrospective policies                                       9,241       1,842
    Receivables from reinsurers                                                    (9,471)     (4,953)
    Prepaid reinsurance premiums                                                    1,063      16,196
    Funds on deposit with reinsurers                                                 (997)      2,881
    Net deferred tax asset                                                           (449)        (18)
    Deferred policy acquisition costs                                              (1,123)     (1,181)
    Loss and loss adjustment expense reserves                                     (87,187)    (65,079)
    Unearned premiums                                                               3,660     (20,042)
    Funds held                                                                    (13,573)     (3,102)
    Other operating assets and liabilities                                         (3,119)    (52,853)
                                                                               ----------    --------
  Total adjustments                                                              (113,976)   (104,508)
                                                                               ----------    --------
    Net cash used in operating activities                                        (111,748)    (99,129)
                                                                               ----------    --------
Cash flows from investing activities:
  Proceeds from sales:
    Fixed maturity securities available-for-sale                                  137,848     294,110
    Equity securities                                                               8,311         986
    Other invested assets                                                             576         842
  Maturities or calls:
    Fixed maturity securities available-for-sale                                  132,459     137,292
  Investment purchases:
    Fixed maturity securities available-for-sale                                 (154,345)   (321,591)
    Equity securities                                                             (18,940)    (10,270)
  Net additions to property and equipment                                          (3,731)     (1,646)
                                                                               ----------    --------
   Net cash provided by investing activities                                      102,178      99,723
                                                                               ----------    --------
Cash flows from financing activities:
  Issuance of common stock                                                          5,474         831
  Acquisition of treasury stock                                                      (191)     (4,000)
  Repayment of debt                                                                (5,996)          -
                                                                               ----------    --------
    Net cash used in financing activities                                            (713)     (3,169)
                                                                               ----------    --------
    Net decrease in cash and cash equivalents                                     (10,283)     (2,575)
    Cash and cash equivalents at beginning of period                               70,747      60,717
                                                                               ----------    --------
    Cash and cash equivalents at end of period                                 $   60,464      58,142
                                                                               ==========    ========
    Supplemental disclosure of cash flow information:
      Interest paid                                                            $    6,161       6,602
                                                                               ==========    ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

1.   Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 1999 and for both the three and nine months ended September 30, 1999 and 1998 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1998.

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

3.   Earnings Income Per Share

     The following tables set forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                    --------------------   -------------------
                                                      1999        1998       1999       1998
                                                    --------    --------   --------   --------
NUMERATOR:
  Net income (loss), as reported and for basic
    earnings per share                              $ (3,323)      6,724      2,228      5,379
  Effect of dilutive securities - after tax
    debt expense applicable to assumed
    conversion of convertible subordinated
    debentures, if appropriate                             -       1,193          -          -
                                                    --------    --------   --------   --------
  Numerator for diluted earnings per
    common share - income (loss)
    available to common stockholders
    after assumed conversions, if appropriate       $ (3,323)      7,917      2,228      5,379
                                                    ========    ========   ========   ========
DENOMINATOR:
  Denominator for basic earnings per
    share - weighted average shares
    outstanding                                       13,218      13,122     12,867     13,171
  Effect of dilutive securities:
    Common stock warrants and
      outstanding stock options (based
      on treasury stock method)                            -       1,474        978      2,712
    Convertible subordinated
      debentures, if appropriate                           -       3,889          -          -
                                                    --------    --------   --------   --------
  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                    13,218      18,485     13,845     15,883
                                                    ========    ========   ========   ========
  Basic earnings (loss) per share                   $   (.25)        .51        .17        .41
  Diluted earnings (loss) per share                 $   (.25)        .43        .16        .34
                                                    ========    ========   ========   ========

     The 10% Convertible Subordinated Debentures ("Debentures"), which are convertible into approximately 3.9 million shares of common stock, were outstanding during 1999, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive.

     The common stock warrants and outstanding stock options are not included in the computation of diluted earnings per share in periods with a net loss. For the three and nine months ended September 30, 1999, respectively, 949,156 and 817,678 shares purchasable upon exercise of stock options were not included in earnings per share calculations as they were antidilutive.

4.   Warrant Price Adjustment

     The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants, which were issued with the Debentures, are for the life of the stock purchase warrants, subject to adjustment due to adverse loss reserve and uncollectible reinsurance development for years prior to 1996. No adjustment to the exercise price was recorded during the three months ended September 30, 1999. Such adjustment increased the exercise price by $0.19 per share during the nine months ended September 30, 1999.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The results of the Company's consolidated operations for the periods indicated are set forth below (dollars in thousands, except per share amounts):

                                         Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        -------------------    --------------------
                                           1999      1998        1999       1998
                                        ---------  --------    --------   --------
Consolidated Results:

Gross premiums written                  $  92,768    94,421     264,534     279,210
Net premiums written                       84,913    84,487     242,677     249,540
                                        =========  ========    ========    ========
Net premiums earned                     $  78,091    85,027     237,954     253,909
Loss and loss adjustment expense          (65,753)  (61,013)   (182,423)   (201,574)
Underwriting expenses                     (31,923)  (35,843)    (97,851)   (108,080)
                                        ---------  --------    --------    --------

Underwriting loss                         (19,585)  (11,829)    (42,320)    (55,745)
Net investment income                      16,821    19,052      51,762      58,735
Net realized investment gains               1,030     6,934       2,824      13,384
Debt interest and amortization expense     (2,872)   (3,097)     (8,760)     (9,236)
Other expenses, net                          (785)     (895)     (1,710)     (1,730)
                                        ---------  --------    --------    --------

Income (loss) before income taxes          (5,391)   10,165       1,796       5,408
Income tax expense (benefit)               (2,068)    3,441        (432)         29
                                        ---------  --------    --------    --------
Net income (loss)                       $  (3,323)    6,724       2,228       5,379
                                        =========  ========    ========    ========
Earnings (loss) per share:
 Basic                                  $    (.25)      .51         .17         .41
                                        =========  ========    ========    ========
 Diluted                                $    (.25)      .43         .16         .34
                                        =========  ========    ========    ========
Ratios:
 Loss                                        84.2%     71.8%       76.7%       79.4%
 Expense                                     40.9%     42.1%       41.1%       42.6%
                                        ---------  --------    --------    --------
    Combined                                125.1%    113.9%      117.8%      122.0%
                                        =========  ========    ========    ========

PERIOD TO PERIOD COMPARISONS

     Gross Premiums Written. Gross premiums written for the three months and nine months ended September 30, 1999 and 1998 were $92.8 million and $94.4 million and $264.5 million and $279.2 million, respectively. The decrease of $1.6 million and $14.7 million or 1.7% and 5.3% for the three months and nine months ended September 30, respectively, is due primarily to three factors. First, the Company continues to focus on underwriting standards and adequate pricing. The current pricing environment is highly competitive in both commercial and personal lines as insurers compete to retain business. Second, service disruption in early 1998 associated with the implementation of a new policy issuance system at the end of 1997 negatively impacted new and renewal policy processing and agents' willingness to place business with the Company. The Company believes that these service disruptions have been eliminated in 1999 and the related premium decline has diminished during 1999. Finally, the reduction in the A.M. Best rating of Highlands to B++ from A-, announced by A.M. Best in June 1998, has caused a decline in premium production.

     In 1998, the Company entered into an agreement with an insurance company which provides certain of its customers access to A+ paper. In 1999, the Company entered into similar agreements with two other companies, one rated A+ and the other A-. These agreements were entered into to limit the future loss of business due to A.M. Best's downgrade of Highlands Insurance Company.

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

     Net Premiums Written. Net premiums written for the three months and nine months ended September 30, 1999 and 1998 were $84.9 million and $84.5 million and $242.7 million and $249.5 million, respectively. The increase for the three months ended September 30, 1999 of $.4 million was net of $1.1 million of additional ceded premium due to catastrophe losses from Hurricane Floyd. The additional ceded premium was necessary in order to reinstate the Company's catastrophe reinsurance coverage. The decrease of $6.8 million or 2.7% for the nine months ended September 30 is related to the same issues affecting gross premiums written.

     Net Premiums Earned. Net premiums earned for the three months and nine months ended September 30, 1999 and 1998 were $78.1 million and $85.0 million and $238.0 million and $253.9 million, respectively. The decrease of $6.9 million and $15.9 million or 8.1% and 6.3% for the three months and nine months ended September 30, respectively, is related to the same items affecting gross and net premiums written.

     Loss and Loss Adjustment Expenses Incurred. Loss and loss adjustment expenses incurred for the three months and nine months ended September 30, 1999 and 1998 were $65.8 million and $61.0 million and $182.4 million and $201.6 million, respectively. The loss and loss adjustment expense ratio for the three months and nine months ended September 30, 1999 and 1998 was 84.2% and 71.8% and 76.7% and 79.4%, respectively. Loss and loss adjustment expenses for the three months ended September 30, 1999 were increased by weather related catastrophe losses of approximately $6.3 million. Of this amount, Hurricane Floyd catastrophe losses were approximately $5.3 million and primarily impacted the Company's personal lines book of business. Weather related catastrophe losses for the third quarter of 1998 were approximately $1.4 million. For the nine months ended September 30, 1999 and 1998, weather related catastrophe losses were $10.2 million and $14.9 million, respectively. The decrease in the year-to-date loss and loss adjustment expense ratio was primarily attributable to higher incurred losses in 1998 and some favorable development on prior year loss reserves in 1999. The nine months ended September 30, 1998 also included a charge of $8.0 million related to California construction defect claims.

     Underwriting Expenses. Underwriting expenses for the three months and nine months ended September 30, 1999 and 1998 were $31.9 million and $35.8 million and $97.9 million and $108.1 million, respectively. The underwriting expense ratio for the three months and nine months ended September 30, 1999 and 1998 was 40.9% and 42.1% and 41.1% and 42.6%, respectively. The decline in the underwriting expense ratio is the result of the Company's previous expense saving initiatives. The Company realized expense savings of $.6 million and $1.8 million in the three months and nine months ended September 30, 1999, respectively, compared to the same period in 1998 due to the termination of an Aggregate Excess of Loss Reinsurance Agreement ("Stop Loss Agreement") in the fourth quarter of 1998. However, the savings were somewhat offset by additional expenses associated with the Company's system integration projects.

     Investment Results. Net investment income for the three months and nine months ended September 30, 1999 and 1998 was $16.8 million and $19.1 million and $51.8 million and $58.7 million, respectively. For the three months and nine months ended September 30, 1999 net investment income decreased $2.3 million and $6.9 million, respectively, from 1998 due to the declining premium volume, continued reduction in the size of the investment portfolio due to runoff of old reserves, and the repurchase of Company common stock during 1998. Net realized investment gains for the Company were $1.0 million and $6.9 million and $2.8 million and $13.4 million for the three months and nine months ended September 30, 1999 and 1998, respectively.

     Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months and nine months ended September 30, 1999 and 1998 was $2.9 million and $3.1 million and $8.8 million and $9.2 million, respectively. Interest expense was reduced due to the paydown of $6.0 million of bank debt.

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

LIQUIDITY AND CAPITAL RESOURCES

     Highlands Group is a holding company, the principal assets of which at September 30, 1999 are all of the capital stock of Highlands and American Reliance. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

     As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the bank debt ("Credit Agreement") are approximately $10.7 million. During the nine months ended September 30, 1999, Highlands Group reduced the loan under the Credit Agreement by $6.0 million. Highlands Group does not currently intend to pay dividends on its Common Stock.

     Highlands Group's principal sources of funds are dividends and tax sharing payments from its subsidiaries, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are limited to $22.3 million in 1999 without prior regulatory approval. During the nine months ended September 30, 1999, Highlands Group has received $10.0 million of dividend payments from its insurance subsidiaries. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

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

     In the insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its operations, including its investment portfolio, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements of insurance companies are influenced significantly by product mix. Future catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements for the insurance subsidiaries. The liquidity requirements of the insurance subsidiaries are met by that portion of the investment portfolio that is held in cash and highly liquid securities. The Company believes its sources of fund from its insurance subsidiaries are sufficient to meet those subsidiaries' liquidity needs.

YEAR 2000

     The Company is dependent on computers to process and report its business. Information technology ("IT") systems are used for issuing policies, billing and collecting premiums, processing claims, managing assets and reporting financial results. A failure of the Company's IT systems to function properly would have a material adverse effect on the Company's financial condition and results of operations. The process of becoming ready for the Year 2000 consists of (i) identifying and assessing IT systems requiring renovation (whether through modification or replacement); (ii) renovating systems; (iii) validating or testing systems for Year 2000 compliance; and (iv) implementing compliance solutions. As described below, the Company has identified, assessed and renovated its material IT systems to properly process the Year 2000. It has conducted extensive tests on each platform or application to verify that it correctly processes dates subsequent to 1999. The Company intends to continue testing through the end of 1999.

     The Company placed in production a Year 2000 compliant financial and management reporting IT system in August 1999 which receives financial information from several processing platforms, which are now Year 2000 compliant, as described below.

     The Company's new, Year 2000 compliant processing platform for most of its Texas business is composed of policy administration and claim administration subsystems. The policy administration component, in part internally developed but substantially purchased, was phased into production for the processing of business on a new and renewal basis in May 1998. The balance of the Texas business is being processed through an internally developed, Year 2000 compliant platform that was implemented in October 1999. The claim processing component was implemented in August 1999. The conversion of data from historical claim files was implemented in November 1999.

     American Reliance, which was acquired in April 1997, has policy issuance and processing IT systems discrete from the rest of the Company. In 1994, American Reliance, working with an outside vendor, began a project to create a single processing platform for all of its business that, among other things, would be able to process its Year 2000 business. This processing platform was implemented in November 1998. Although the processing system for claims under the new American Reliance system is Year 2000 compliant, the processing systems for claims under its old systems were not. Data for open claims from these old systems were converted to Year 2000 compliant systems during July, October and November of 1999.

     The Company has conducted extensive tests on each platform or application prior to its placement in production and has verified that each system is capable of correctly processing dates subsequent to 1999. A test of the entire American Reliance system (enterprise test) was performed in October 1999 with satisfactory results. An enterprise test for the Texas operation is scheduled for November 1999. The Company intends to continue testing these platforms and applications through the end of 1999. In addition, in order to verify that its operations are Year 2000 compliant and to correct unanticipated issues prior to the first business day of 2000, the Company will process transactions and reports during the New Year holiday on January 1, 2000, and subsequent days if necessary.

     The Company has spent approximately $2.8 million through September 30, 1999 to make its IT systems and non-IT systems Year 2000 compliant (excluding $22.9 million of costs associated with the development of underwriting and claims processing platforms). The Company expects to incur an additional $600,000 in the fourth quarter of 1999 in this process. The Company's insurance subsidiaries have been funding these costs out of their operations. Although the Company's Year 2000 efforts have caused it to defer certain other IT system projects, the Company does not believe such deferral will have a material adverse effect on its financial position and results of operations.

     The Company also analyzed supplemental software products and files not historically supported by the IT Department which were used by certain of the Company's units. The analysis of such programs and files and the effort needed to renovate them was completed in June 1999. The Company is modifying or replacing such programs and files as needed.

     The Company's assessment of non-IT systems such as elevator, heating, ventilation and air conditioning systems, telephones and other facility-related systems was substantially completed in April 1999. Where necessary, the Company has replaced or modified these systems or will do so prior to year-end.

     The Company relies on third party vendors for other material services such as energy, banking and reinsurance. The Company identified the entities which are material to its operations and assessed whether they will be Year 2000 compliant through questionnaires and affirmations of Year 2000 compliance. The initial assessment of responses was substantially complete as of April 30, 1999. The Company's material vendors have indicated that they are, or will be, sufficiently Year 2000 compliant.

     In September 1999, the Company completed the preparation of a formal business continuity plan covering essential operations in the event of a disruption due to the Year 2000. Contingency plans for other systems and third party vendors which may not be Year 2000 compliant in time will be made on a case-by-case basis.

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


HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


Date:       November 15, 1999           By       /s/ Willis T. King, Jr.
                                                 Willis T. King, Jr.
                                                 Chairman, President and Chief
                                                 Executive Officer
                                                 (Authorized Signatory)

Date:       November 15, 1999           By       /s/ Charles J. Bachand
                                                 Charles J. Bachand
                                                 Vice President, Treasurer and
                                                 Principal Accounting Officer
                                                 (Authorized Signatory)