Form 10-K
period 1999-12-31
HIGHLANDS INSURANCE GROUP INC
filed 2000-03-30
CIK 1002816

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

                  For the Fiscal Year Ended December 31, 1999
                                      OR

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

             1000 Lenox Drive
        Lawrenceville, New Jersey                         08648
 (Address of Principal Executive Offices)              (Zip Code)

                                (609) 896-1921
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
            Title of each class                          on which registered
            -------------------                         ---------------------
        Common Stock $.01 Par Value                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 13, 2000, was $102,786,952 (based on $8.00 per share). At March 13, 2000, the Registrant had outstanding 13,663,412 shares of its Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999 is incorporated by reference in Part III of this 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
  1.  Business..........................................................     1
  2.  Properties........................................................    17
  3.  Legal Proceedings.................................................    17
  4.  Submission of Matters to a Vote of Security Holders...............    17

                                    PART II

  5.  Market for Company's Common Stock and Related Stockholder
       Matters..........................................................    18
  6.  Selected Financial Data...........................................    19
  7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................    20
 7A.  Quantitative and Qualitative Disclosures about Market Risk........    26
  8.  Financial Statements and Supplemental Data........................    27
  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.............................................    27

                                    PART III

 10.  Directors and Executive Officers of the Registrant................    28
 11.  Executive Compensation............................................    28
 12.  Security Ownership of Certain Beneficial Owners and Management....    28
 13.  Certain Relationships and Related Transactions....................    28

                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    29

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

   On April 30, 1997, the Highlands Group acquired Vik Brothers Insurance, Inc. and its subsidiaries ("VBI"). Immediately after the consummation of the acquisition, VBI was renamed American Reliance, Inc. The acquisition was accounted for as a purchase and, accordingly, the financial results of American Reliance, Inc. and its subsidiaries ("American Reliance") are included in the consolidated financial statements effective April 30, 1997.

   The Company's home office is in Lawrenceville, New Jersey, where it has one of its regional offices. It maintains eight other regional offices in Houston, Texas; Raleigh, North Carolina; Columbus, Ohio; Brookfield, Wisconsin; Des Moines, Iowa; Denver, Colorado; Nashville, Tennessee; and Woodland Hills, California. A major accounts business unit is located in Lawrenceville and Houston to service larger or specialized accounts. The Company's principal subsidiaries, Highlands Insurance Company, Northwestern National Casualty Company and Pacific National Insurance Company, are rated "B++" (very good) by A.M. Best.

   The Company's principal product lines, shown as a percentage of gross premiums written for 1999, are as follows:

      Commercial multiple-peril..........................................  27.8%
      Workers' compensation..............................................  19.4
      Commercial automobile..............................................  13.9
      Homeowners multiple peril and fire.................................  13.5
      General liability..................................................  11.6
      Personal automobile................................................   8.2
      Ocean Marine.......................................................   2.4
      Inland Marine......................................................   2.0
      Other..............................................................   1.2
                                                                          -----
                                                                          100.0%
                                                                          =====

   The Company, which is licensed in all 50 states and the District of Columbia, writes primarily property and casualty insurance for commercial customers and certain personal lines. Its commercial policyholders consist of small to medium-sized customers, such as retailers, wholesalers, contractors, service businesses and customers in the habitational sector. In addition, the Company writes insurance through its major accounts unit for medium to large commercial accounts headquartered in Texas and Louisiana and program groups, including risk purchasing groups. Its largest customer in 1999 was Halliburton, the Highlands Group's former parent, which represented 6.3% of the Company's gross premiums written. The Company provided insurance services to Halliburton pursuant to an agreement which expired in January 2000. The Company also wrote ocean marine insurance from its Houston office, mainly along the Gulf of Mexico and on the West Coast of the United States, including Hawaii and Alaska, and inland marine insurance, mainly in Texas. The ocean marine line was discontinued at the end of 1999. The Company's personal lines focus on homeowners multiple peril, dwelling fire and automobile insurance, primarily on the East Coast.

   Between 1976 and 1996, the Company discontinued three of its product lines (the "Discontinued Lines") which still generate claims that affect the Company's results of operations: business originated by its London operations; an umbrella/excess liability policy program; and assumed casualty and property reinsurance contracts. The Discontinued Lines represented an immaterial amount of the Company's gross premiums written in 1999 and 1998.

Products

   The Company writes commercial and personal property and casualty coverage. The commercial lines include primarily commercial multiple peril, workers' compensation, general liability and commercial automobile insurance. Frequently, commercial policies are sold on an account basis, including a combination of these policy coverages. Policies written for large commercial accounts are generally underwritten on a high deductible or retrospectively rated basis, with significant risk retention by the insured. Policies written for small to medium-sized accounts are generally on a fixed premium basis where the insured has little or no retained risk, although certain workers' compensation policies provide for profit sharing participation to the insured in the form of dividends. The personal lines consist of homeowners multiple peril and dwelling fire and personal automobile insurance. Additionally, the Company writes ocean and inland marine insurance which is generally unrelated to the commercial or personal lines property and casualty products. The ocean marine line was discontinued at the end of 1999.

   The following table sets forth the Company's gross premiums written by product line for the periods indicated.

                                                                 Years Ended
                                                                 December 31,
                                                              ------------------
                                                               1999  1998  1997
                                                              ------ ----- -----
                                                                (in millions)
      Commercial multiple peril.............................. $101.4  96.6  80.0
      Workers' compensation..................................   70.8  90.0  69.6
      Commercial automobile..................................   50.5  47.5  40.1
      Homeowners multiple peril and fire.....................   49.0  40.2  29.5
      General liability......................................   42.4  26.7  54.8
      Personal automobile....................................   29.9  27.5  19.5
      Ocean Marine...........................................    8.6  10.9  20.3
      Inland Marine..........................................    7.2   7.2   7.9
      Other..................................................    3.0  30.5  22.6
      Discontinued lines.....................................    1.3   1.0   1.7
                                                              ------ ----- -----
        Total................................................ $364.1 378.1 346.0
                                                              ====== ===== =====

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

   Ocean Marine. Ocean marine coverage insures business against property and liability losses related to the operation of waterborne vessels and their cargo.

   Inland Marine. Inland Marine insures against loss or damage to persons or property in connection with risks of navigation or transportation on land, air or water or while being assembled, packed or similarly prepared for or waiting for shipment. Coverages include marine builders risks; personal property floaters; precious metals or stones; bridges and tunnels; instrumentalities of communication; and on all aids to navigation and transportation.

   Other. In addition to its primary product lines above, the Company also underwrites surety bonds and property coverage.

Types of Policies

   Approximately 89.0% of the Company's gross premiums written in 1999 related to policies written on a traditional fixed premium basis whereby the customer receives stated levels of coverage in return for a fixed premium over the policy term, including certain workers' compensation policies which provide for participating dividends. The balance of the Company's insurance premiums are written on policies subject to retrospective rating or individually negotiated, high deductible, fixed premium policies.

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

   High deductible policies are similar to retrospectively rated policies in terms of the level of risk retention by the insured. Under a high deductible policy, the insured deposits an estimated deductible amount with the insurer, which amount is generally adjusted monthly or quarterly to reflect loss payments under the deductible. Amounts within the deductible limit are not recorded as premiums or losses. Consequently, premiums on a high deductible policy generally are significantly lower than on a retrospectively rated policy. In addition, cash receipts to the Company on high deductible policies are generally lower than for retrospectively rated policies and, thus, the opportunity for investment income is reduced.

Geographic Distribution

   The following table sets forth the geographic distribution of the Company's gross premiums written for the periods indicated.

                                                                 Years Ended
                                                                 December 31,
                                                              ------------------
                                                               1999  1998  1997
                                                              ------ ----- -----
                                                                (in millions)
      California.............................................  $53.0  47.1  33.4
      Texas..................................................   46.7  52.4  79.4
      New Jersey.............................................   39.1  51.3  44.6
      Pennsylvania...........................................   32.2  31.4  27.2
      North Carolina.........................................   23.6  18.3  13.0
      Iowa...................................................   14.9  14.4  10.0
      New York...............................................   13.3  11.3  10.2
      Indiana................................................   11.7  10.5   8.5
      South Carolina.........................................   10.5  11.0   7.7
      Wisconsin..............................................   10.2   9.4   6.9
      Other..................................................  108.9 121.0 105.1
                                                              ------ ----- -----
                                                              $364.1 378.1 346.0
                                                              ====== ===== =====

Marketing

   The Company sells its insurance products in various regional markets through a network of approximately 2,200 independent agents. Its ten largest agents wrote 7.3% of the Company's gross premiums written in 1999.

   The Company markets small to medium-sized commercial and personal insurance through nine regional offices in New Jersey, Texas, North Carolina, Ohio, Wisconsin, Iowa, Colorado, Tennessee and California. A major accounts unit is located in Lawrenceville and Houston to service larger or specialized accounts. The Company has new business offices in Atlanta, Georgia; Dallas, Texas; Tustin, California; and Providence, Rhode Island.

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

   The personal lines unit, which is headquartered in Raleigh, North Carolina, focuses on homeowners multiple peril, dwelling fire and, to a lesser extent, personal automobile coverage, primarily along the East Coast. The Company is in the process of expanding its personal lines to California, Georgia and Rhode Island.

   The Company sells insurance products, through its major accounts unit in Houston, Texas, to a limited number of relatively large industrial clients, headquartered in Texas and Louisiana, engaged in oil lease operations, construction, engineering, manufacturing and service businesses where insurance needs require specialized service capabilities and flexible coverages. The major accounts unit also provided insurance coverages for Halliburton, comprised mostly of workers' compensation, automobile liability and general liability insurance written on a high deductible and retrospectively rated basis. The Company provided this coverage to Halliburton as substantially service-based business, through an agreement which expired in January 2000. The Company's major accounts unit in Lawrenceville focuses on program groups, including risk purchasing groups and other larger accounts.

   Because the Company's business is marketed through independent insurance agents and brokers, it considers its relationship with these agents and brokers to be critical to its success. Accordingly, the Company seeks to establish long-term relationships with well-established agencies and brokers with a proven track record. In selecting agencies and brokers for appointment, the Company considers the following criteria: a record of profitability and financial stability; an experienced and professional staff; the existence of a marketing plan for future growth; and a plan for succession in management. The Company's agents are primarily medium-sized firms, generally with annual premium volume estimated at between $2 million and $25 million. Agents are retained under agency agreements which provide for the payment of commissions based on a percentage of premiums written by line of business. Some agents are also eligible to earn contingent commissions based on achieving specified levels of premium volume with profitable underwriting experience. The Company continually monitors the performance of its agents and brokers and terminates relationships in the case of substandard performance.

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

   The Company, through a stock purchase plan for its independent agents, permits them to purchase the Company's Common Stock on favorable terms in order to encourage them to become stockholders in the Company and thereby increase their identity of interest with the Company.

Underwriting

   The underwriting and risk selection process is performed at each of the regional offices, new business offices and business units. Underwriting guidelines and criteria are established by corporate underwriting, located in Lawrenceville, New Jersey. Underwriting audits are performed by the corporate underwriting staff on an annual basis to ensure compliance with underwriting directives.

Claim

   Claims are processed in five regional claim offices located in Lawrenceville, New Jersey; Raleigh, North Carolina; Des Moines, Iowa; Houston, Texas; and Woodland Hills, California. Home office claim support is located in Lawrenceville, New Jersey, which establishes claim policies and procedures for the regional claim offices. The home office also provides support on complex claims, such as environmental/mass tort, asbestos, and construction defect claims, fraud detection and administration, and conducts an oversight audit function for each regional claim office. In addition, a centralized salvage and subrogation unit is located in Raleigh, North Carolina.

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

Discontinued Lines

   Between 1976 and 1996, the Company discontinued three lines of business which still generate claims that affect the Company's results of operations:
(i) business generated by the Company's London operations, which were initially conducted as a branch office and subsequently by a UK subsidiary (together "Highlands (UK)") and which were discontinued in 1993; (ii) certain umbrella/excess liability policies which were discontinued in 1985; and
(iii) assumed casualty and property reinsurance, which was discontinued between 1976 and 1996. The Company has outsourced the claims handling and run-off management of Highlands (UK) to a professional run-off company doing business in the United Kingdom. The run-off of the other discontinued lines is being managed directly by Company personnel in Houston, Texas.

Loss and Loss Adjustment Expense Reserves

   Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The Company's loss and loss adjustment expense reserves are reviewed quarterly by the Company's internal actuaries and at year end by the Company's independent actuaries. The Company's independent actuaries issued opinions on the 1999 loss and loss adjustment expense reserves for the insurance subsidiaries, as required for their statutory filings with the various insurance departments.

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

   When a claim is reported to the Company, claim personnel establish a "case reserve" for the estimated amount of the ultimate liability. This reflects the informed judgment of such personnel based on general insurance reserving practices and on the experience and knowledge of such personnel regarding the nature and value of the specific types of claims. Case reserves are increased or decreased as deemed necessary by the Company's claim department, after evaluating, among other things, coverage, liability and the severity of subsequent developments.

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

                                                   1999       1998      1997
                                                ----------  --------- ---------
                                                        (in thousands)
Balance at January 1........................... $1,603,548  1,605,374 1,156,824
Acquisition of American Reliance...............         --         --   520,719
  Less--Reinsurance recoverables...............    732,567    692,668   652,449
                                                ----------  --------- ---------
Net balance at January 1                           870,981    912,706 1,025,094
                                                ----------  --------- ---------
Incurred related to--
  Current year.................................    247,027    256,528   230,033
  Commutation of Aggregate Excess of Loss
   Reinsurance Agreement.......................         --     50,000        --
  Prior year--
    Asbestos and environmental.................      1,795     19,119     5,433
    All other..................................     (9,882)     2,753    11,013
                                                ----------  --------- ---------
  Total prior year.............................     (8,087)    21,872    16,446
                                                ----------  --------- ---------
    Total incurred.............................    238,940    328,400   246,479
                                                ----------  --------- ---------
Paid related to--
  Current year.................................    101,294     90,635   120,705
  Prior year--
    Asbestos and environmental.................     15,038      9,712     6,812
    All other..................................    230,240    269,778   231,350
                                                ----------  --------- ---------
  Total prior year.............................    245,278    279,490   238,162
                                                ----------  --------- ---------
    Total paid.................................    346,572    370,125   358,867
                                                ----------  --------- ---------
Elimination of LMI reserves(1).................     24,033         --        --
                                                ----------  --------- ---------
Net balance at December 31.....................    739,316    870,981   912,706
  Add--Reinsurance recoverables................    614,208    732,567   692,668
                                                ----------  --------- ---------
Balance at December 31......................... $1,353,524  1,603,548 1,605,374
                                                ==========  ========= =========

--------
(1) The Company wrote off its investment in LMI Insurance Company ("LMI") which has been placed in Rehabilitation. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The loss reserve experience of the Company, as reflected on the basis of generally accepted accounting principles, is shown in the following table, which represents the development of balance sheet reserves (net of reinsurance) for 1989 through 1999. The top three lines of the table reconcile gross loss and loss adjustment expense reserves to net loss and loss adjustment expense reserves for 1992 through 1999. The upper section of the table shows the cumulative amount paid with respect to the previously recorded net reserves as of the end of each succeeding period. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding period. In addition, the table also presents the gross re-estimated reserve liability as of the latest re-estimation period. The Company did not restate data for years prior to 1992 in this table for presentation on a gross of reinsurance basis.

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

                      1989       1990       1991        1992       1993       1994       1995       1996       1997       1998
                    ---------  ---------  ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
 Gross reserves
  for loss and
  adjustment
  expense........   $      --         --         --   1,393,352  1,225,242  1,149,173  1,253,627  1,156,824  1,605,374  1,603,548
 Deduct:
  reinsurance
  recoverable....          --         --         --     827,381    627,285    557,096    599,558    546,707    692,668    732,567
 Net reserves for
  loss and loss
  adjustment
  expense........     493,818    540,818    652,925     565,971    597,957    592,077    654,069    610,117    912,706    870,981
 Net paid
  (cumulative) as
  of:
 One year later..     207,948    236,070    263,755     268,072    184,586    198,415    163,521    135,747    279,490    245,278
 Two years
  later..........     344,994    419,791    420,876     395,244    333,366    323,737    266,093    231,409    459,712
 Three years
  later..........     448,667    510,739    518,442     513,135    426,022    404,287    348,713    316,905
 Four years
  later..........     516,833    573,504    608,865     587,726    488,676    473,059    424,307
 Five years
  later..........     555,134    638,963    668,889     639,647    548,333    542,484
 Six years
  later..........     605,691    685,578    714,843     692,851    612,998
 Seven years
  later..........     641,245    723,905    763,008     753,462
 Eight years
  later..........     670,661    764,543    820,177
 Nine years
  later..........     704,056    822,346
 Ten years
  later..........     767,302
 Gross paid
  (cumulative) as
  of:
 One year later..                                       583,180    405,885    284,446    279,091    183,701    338,120    333,982
 Two years
  later..........                                       920,199    635,683    522,680    429,250    324,859    590,529
 Three years
  later..........                                     1,113,503    836,921    650,471    556,177    453,634
 Four years
  later..........                                     1,296,333    945,321    762,957    674,906
 Five years
  later..........                                     1,392,285  1,047,819    875,842
 Six years
  later..........                                     1,486,879  1,155,295
 Seven years
  later..........                                     1,587,715
 Net liability
  re-estimated as
  of:
 End of year.....     493,818    540,818    652,925     565,971    597,957    592,077    654,069    610,117    912,706    870,951
 One year later..     544,574    653,379    694,248     688,811    662,841    735,647    676,940    626,563    984,578    862,894
 Two years
  later..........     627,917    725,661    785,147     772,020    788,454    750,941    702,633    689,107    971,903
 Three years
  later..........     667,812    772,614    828,241     894,071    805,313    783,138    765,168    676,970
 Four years
  later..........     714,290    824,126    938,216     915,163    835,720    863,781    753,158
 Five years
  later..........     765,856    925,216    957,726     943,789    913,664    850,726
 Six years
  later..........     863,909    943,067    988,466   1,035,577    900,015
 Seven years
  later..........     872,101    971,193  1,084,762   1,023,488
 Eight years
  later..........     897,497  1,060,151  1,073,281
 Nine years
  later..........     976,982  1,053,600
 Ten years
  later..........     975,569
 Net (deficiency)
  redundancy.....    (481,751)  (512,782)  (420,356)   (457,517)  (302,058)  (258,649)   (99,089)   (66,853)   (59,197)     8,087
 Impact of 1995
  Third Quarter
  Change.........      88,701     90,501     96,640     103,483    107,594    117,000         --         --         --         --
 Aggregate Stop
  Loss
  Adjustment.....      50,000     50,000     50,000      50,000     50,000     50,000     50,000     50,000     50,000
 Remaining net
  (deficiency)
  redundancy.....    (343,050)  (372,281)  (273,716)   (304,034)  (144,464)   (91,649)   (49,089)   (16,853)    (9,197)     8,087
                    =========  =========  =========  ==========  =========  =========  =========  =========  =========  =========
 Gross re-
  estimated
  liability as
  of:
 End of year.....                                     1,393,352  1,225,242  1,149,173  1,253,627  1,156,824  1,605,374  1,603,548
 One year later..                                     1,636,022  1,413,673  1,445,913  1,324,315  1,285,772  1,746,580  1,574,814
 Two years
  later..........                                     1,811,827  1,693,009  1,492,471  1,468,762  1,457,923  1,693,237
 Three years
  later..........                                     2,102,378  1,741,108  1,644,068  1,644,067  1,414,284
 Four years
  later..........                                     2,157,078  1,895,541  1,820,250  1,601,476
 Five years
  later..........                                     2,307,982  2,071,815  1,777,438
 Six years
  later..........                                     2,472,233  2,031,628
 Seven years
  later..........                                     2,437,690
 Gross cumulative
  (deficiency)
  redundancy.....                                    (1,044,338)  (806,386)  (628,265)  (347,849)  (257,460)   (87,863)    28,734
                                                     ==========  =========  =========  =========  =========  =========  =========
 Gross re-
  estimated
  liability......                                     2,437,690  2,031,628  1,777,438  1,601,476  1,414,284  1,693,237  1,574,814
 Less: re-
  estimated
  recoverable....                                     1,414,202  1,131,613    926,712    848,318    737,314    721,334    590,236
                                                     ----------  ---------  ---------  ---------  ---------  ---------  ---------
 Net re-estimated
  liability......                                     1,023,488    900,015    850,726    753,158    676,970    971,903    984,578
                                                     ==========  =========  =========  =========  =========  =========  =========
 LMI Gross
  Reserves.......                                                                                               52,759     60,284
 LMI Net
  Reserves.......                                                                                               23,626     24,033
 Gross re-
  estimated
  liability
  excluding LMI
  reserves(1)....                                                                                            1,640,478  1,514,530
 Net re-estimated
  liability
  excluding LMI
  reserves(1)....                                                                                              948,277    960,545
                      1999
                    ---------
 Gross reserves
  for loss and
  adjustment
  expense........   1,353,524
 Deduct:
  reinsurance
  recoverable....     614,208
 Net reserves for
  loss and loss
  adjustment
  expense........     739,316
 Net paid
  (cumulative) as
  of:
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years
  later..........
 Gross paid
  (cumulative) as
  of:
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Net liability
  re-estimated as
  of:
 End of year.....     739,316
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Eight years
  later..........
 Nine years
  later..........
 Ten years
  later..........
 Net (deficiency)
  redundancy.....
 Impact of 1995
  Third Quarter
  Change.........
 Aggregate Stop
  Loss
  Adjustment.....
 Remaining net
  (deficiency)
  redundancy.....
 Gross re-
  estimated
  liability as
  of:
 End of year.....   1,353,524
 One year later..
 Two years
  later..........
 Three years
  later..........
 Four years
  later..........
 Five years
  later..........
 Six years
  later..........
 Seven years
  later..........
 Gross cumulative
  (deficiency)
  redundancy.....
 Gross re-
  estimated
  liability......
 Less: re-
  estimated
  recoverable....
 Net re-estimated
  liability......
 LMI Gross
  Reserves.......
 LMI Net
  Reserves.......
 Gross re-
  estimated
  liability
  excluding LMI
  reserves(1)....
 Net re-estimated
  liability
  excluding LMI
  reserves(1)....

--------
(1) The Company wrote off its investment in LMI which has been placed in Rehabilitation. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The four components which account for the substantial majority of the indicated historical (1989-1994) reserve deficiencies are: (i) reserving practices prior to 1991 for unreported losses associated with Halliburton retrospectively rated policies, (ii) environmental (including asbestos) claims, (iii) Discontinued Lines business and (iv) inadequate individual claim reserves.

   As the above table illustrates, the Company's net reserves at the end of 1998 developed favorably in 1999 by $8.1 million. This is primarily due to a favorable development of $11.1 million on previously unbilled construction defect reinsurance recoverables offset in part by adverse development of $3.0 million which includes $1.8 million adverse development for asbestos and environmental reserves. For additional discussion regarding loss and loss adjustment expense reserves, see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In 1995, the Company and its independent actuary conducted a review of its loss and loss adjustment expense reserves to assess the Company's reserve position. As a result of such review, the Company recorded a $117 million charge to loss and loss adjustment expense incurred which relates to items
(ii) and (iii) in the second preceding paragraph. Loss and loss adjustment expense reserves were increased by $117 million (net of reinsurance) as follows: (i) asbestos and environmental reserves were increased by $59.5 million relating to exposures prior to 1986; (ii) assumed casualty reinsurance reserves were increased by $13.1 million relating to risks reinsured in the early to mid-1970's; and (iii) catastrophe loss reserves reinsured by Highlands (UK) were increased by $12.0 million relating primarily to underwriting years 1988 through 1990. An additional $13.0 million was added to loss adjustment expense reserves to reflect additional costs related to the settlement of claims and run-off costs related to Highlands (UK). This reserve increase impacts the reserve development for 1994 and all prior years. The remaining $19.4 million reflects changes to reserves for unreported losses in order to reflect the 1995 evaluation of overall loss and loss adjustment expense reserves and impacts development for 1994 and various other prior years.

   The Company and the property and casualty insurance industry in general have experienced substantial adverse reserve development, particularly since 1989, related to asbestos and environmental claims. The areas of exposure for the Company are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." For 1999, 1998 and 1997, the amounts of adverse reserve development related to asbestos and environmental claims were $1.8 million, $19.1 million and $5.4 million, respectively. Prior to 1993, the Company did not explicitly identify the amount of unreported loss reserve related to asbestos and environmental claims.

   Prior to the end of 1991, the Company did not establish a reserve for unreported losses from retrospectively rated policies written for Halliburton and its affiliated companies. The emergence of these losses was effectively offset by collection of additional premiums under the policies and thus the impact on the Company's income statement was minimal. For 1989 to 1991, the total incurred loss emergence was equal to the adverse reserve development for these policies and amounted to $170.1 million.

   From 1958 until 1986, the Company issued fixed premium (non-retrospectively rated) insurance policies to a subsidiary of Halliburton. From 1987 on, the Company's insurance policies with the Halliburton companies have been written on a retrospectively rated or high-deductible basis. Since the mid-1990's, the subsidiary which had issued fixed premium policies has received a substantial number of asbestos claims. Through December 31, 1999, the Company paid Halliburton $871,000 under the fixed premium policies on account of the asbestos claims, and billed Halliburton $5.2 million under the retrospectively rated and high-deductible policies on account of asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies. The Company has examined this question, and believes that it is not responsible for a material amount of additional asbestos liability under the fixed premium policies.

   Although the majority of the assumed reinsurance contracts covering casualty exposures relate to the 1969 through 1974 policy years, losses have continued to emerge throughout the last ten years. For 1999, 1998 and 1997, the amounts of general liability assumed reinsurance losses recorded were $2.2 million, $2.4 million and $3.6 million, respectively. From 1989 to 1991, this line contributed $21.8 million of adverse reserve development averaging approximately $7.3 million per year. Included within these amounts are losses related to environmental claims, although enough information to identify these losses is not always provided by the ceding companies. To the extent information provided by ceding companies permits, the environmental losses have been segregated for the Company's reserve analysis.

   Net Loss and loss adjustment expense reserves for Highlands (UK) developed adversely by $1.4 million in 1997. For 1998 and 1999, Highlands (UK) adverse loss reserve development was less than $100,000. These reserves include asbestos and environmental exposures and catastrophic claims resulting from exhaustion of reinsurance coverage relating to the catastrophic claims.

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

   The Company maintained excess of loss reinsurance treaties for each of its main property, casualty and marine coverages during 1999. On casualty risks, including workers' compensation, the retention level was $500,000 per occurrence, with reinsurance coverage up to $30 million per occurrence. Additional workers' compensation coverage was provided by a second catastrophe excess of loss arrangement that provides $80 million in addition to the $30 million for total workers' compensation coverage of $109.5 million in excess of $500,000. On property risks, reinsurers assume liability for 100% in excess of a retention of $500,000 up to $25 million per risk. For larger limits or whenever unusual exposures are present, the Company purchases individual policy reinsurance which is referred to as facultative. In addition, the Company purchased property catastrophe reinsurance to reduce its exposure to losses resulting from any single catastrophic event. Under this treaty, which is effective from July 1, 1999 through June 30, 2000, the Company retains $5 million of a loss occurrence and had protection for 95% of all losses in excess thereof up to $70 million. On marine business, reinsurers assumed liability on loss occurrences which exceed $125,000 per occurrence up to $22 million.

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

   The following table sets forth by quality of reinsurer (for those domestic companies rated by A.M. Best) the Company's reinsurance recoverable as of December 31, 1999.

                                                                   December 31,
      Category                                                         1999
      --------                                                     -------------
                                                                   (in millions)
      A.M. Best Rated:
        B++ or better.............................................    $315.5
        B+ or less................................................      99.5
      Non A.M. Best Rated:
        Equitas/Lloyds............................................     137.9
        Other foreign reinsurers..................................     116.1
        Pools and associations....................................      15.5
                                                                      ------
          Total reinsurance recoverable...........................    $684.5
                                                                      ======

   Based upon its evaluations of reinsurers, the Company retains the ceded reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring current financial information for certain foreign reinsurers, including Lloyds syndicate members, the Company believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to certain carriers, including those that are not authorized reinsurers as determined by an insurance subsidiary's domiciliary department of insurance, the Company sometimes receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable for reported losses and, in some instances, unreported losses. At December 31, 1999, such collateral totaled approximately $41.2 million, of which $13.3 million was received from other foreign reinsurers above. The Company's three largest reinsurance recoverables at December 31, 1999 were with the underwriting syndicates at Equitas/Lloyds, amounting to approximately $137.9 million of which approximately $87.2 million is carried by Highlands (UK), $90.9 million with American Re-Insurance Company and $64.0 million with General Reinsurance Company. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Reinsurance Receivables."

Investments

   The Company invests primarily in fixed maturity investment-grade securities and manages its portfolio internally. The table below shows the carrying value and classification of the Company's investments at the dates indicated.

                                                              December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                              (in millions)
Fixed maturities:
  United States Government and government agencies......  $116.0   205.5   276.4
  States, municipalities and political subdivisions.....    41.3    61.2   189.5
  Asset-backed and collateralized securities............   336.6   415.0   417.5
  Corporate securities..................................   268.6   318.4   282.5
  Foreign governments...................................      --      .1      .1
  Sinking fund preferred stock..........................      --     1.0      .5
Equity securities.......................................    26.6    21.1     1.6
Other investments.......................................     3.1     3.1     4.1
Cash and cash equivalents...............................    78.3    70.7    60.7
                                                         ------- ------- -------
                                                         $ 870.5 1,096.1 1,232.9
                                                         ======= ======= =======

   Fixed Maturities. Fixed maturities constituted 87.6% of the Company's investments at December 31, 1999. The Company determines the mix of its investment in taxable and tax-exempt securities based on its current and projected tax position and the relationship between taxable and tax-exempt investment yields. As of December 31, 1999, taxable bonds accounted for approximately 96.6% of total fixed maturities. Fixed maturity investments are classified as available-for-sale and carried on the Company's balance sheet at estimated fair value, with unrealized gains and losses (net of taxes) recorded in stockholders' equity as accumulated other comprehensive income. At December 31, 1999, the pre-tax net unrealized losses on available-for-sale fixed maturities totaled $40.1 million.

   The fixed maturities portfolio is managed to provide a reasonable return while limiting exposure to risk. The following table sets forth the composition of the Company's portfolio of fixed maturity investments by National Association of Insurance Commissioners ("NAIC") rating and a description of the equivalent ratings of Moody's Investor Services, Inc. ("Moody's") at the dates indicated.

                               Moody's
                             Equivalent  December 31, December 31, December 31,
           NAIC Ratings      Description     1999         1998         1997
           ------------      ----------- ------------ ------------ ------------
      1.....................  AAA/AA/A       90.9%        91.1%        93.8%
      2.....................  BAA             8.8          8.2          5.0
      3.....................  BA              0.3          0.5          0.9
      4.....................  B                --          0.2          0.3
                                            -----        -----        -----
                                            100.0%       100.0%       100.0%
                                            =====        =====        =====

   See Notes to Consolidated Financial Statements for a description of the contractual maturities of the Company's fixed maturities portfolio at December 31, 1999.

   Equity Securities. Equity holdings comprised 3.1% of the Company's investments at December 31, 1999, and consist of a diversified portfolio of unaffiliated preferred stocks.

   Other Investments. Other investments represent amounts invested in limited partnerships and comprised .4% of total investments at December 31, 1999.

   Cash and Cash Equivalents. The Company's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 9.0% of total investments at December 31, 1999.

   The following table sets forth the Company's gross investment income and the pre-tax yield of its investment portfolio.

                                         Years ended December 31,
                         ----------------------------------------------------------
                                1999                1998                1997
                         ------------------  ------------------  ------------------
                         Investment Pre-Tax  Investment Pre-Tax  Investment Pre-Tax
                           Income   Yield(1)   Income   Yield(1)   Income   Yield(1)
                         ---------- -------  ---------- -------  ---------- -------
                                          (dollars in thousands)
Fixed maturity
 securities:
  Taxable...............  $60,681    6.75%    $66,939    6.95%    $53,666    6.97%
  Non-taxable(2)........    2,300    7.13       7,136    5.53      14,408    6.71
  Equity securities.....    1,973    7.21         517    5.68       2,073    9.64
  Short-term............    3,343    4.45       3,993    6.48       4,997    6.71
  Other invested
   assets...............      113    3.76          57    2.82         372    9.48
                          -------    ----     -------    ----     -------    ----
    Total...............  $68,410    6.60%    $78,642    6.75%    $75,516    6.95%
                          =======    ====     =======    ====     =======    ====

--------
(1) Calculated as gross investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of each quarter. Investment balances are at amortized cost, except in the case of equity securities for which cost is used.

(2) For purposes of comparing non-taxable yields to yields on taxable securities, these yields are equivalent to pre-tax yields of 11.0%, 8.5% and 10.3% in 1999, 1998 and 1997, respectively, assuming a 35% tax rate. The disparity between the equivalents of pre-tax yields on non-taxable fixed maturity securities in comparison with the pre-tax yields on taxable fixed maturity securities is a function of the differing interest rate environments in which such securities were acquired.

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

   The Company also is subject to laws governing insurance holding companies in states where its insurance subsidiaries are domiciled (Texas, North Carolina, California, Indiana and Wisconsin). These laws, among other things,
(i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between the Company, its affiliates and the insurance subsidiaries, including the amount of dividends and other distributions and the terms of surplus notes; (iii) and restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

   Highlands Insurance Company ("HIC") and its subsidiaries, Highlands Underwriters Insurance Company, Highlands Casualty Company and Aberdeen Insurance Company and Highlands Lloyds, a controlled affiliate, are domiciled in Texas. Under current Texas law, any dividend or distribution, together with any dividend or distribution made within the preceding twelve months, is an "extraordinary dividend" if it exceeds the greater of (a) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or
(b) the insurer's net income for the preceding year. An extraordinary dividend may not be paid unless the company reports the extraordinary dividend to the Texas Insurance Commissioner at least 30 days before payment and the Texas Insurance Commissioner does not disapprove the extraordinary dividend within that period. The maximum dividend payable by HIC during 2000 without the prior approval of the Texas Insurance Commissioner is approximately $29.7 million.

   Northwestern National Casualty Company ("NNCC") and its subsidiary, NN Insurance Company ("NNI"), are domiciled in Wisconsin. Under current Wisconsin law, any dividend or distribution of cash or other property, together with that of other dividends paid or credited and distributions made within the preceding twelve months, is an "extraordinary dividend" if it exceeds the lesser of (a) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or (b) the greater of: (i) the net income (excluding realized capital gains) of the insurer for the calendar year preceding the date of the dividend or distribution or (ii) the aggregate of the net income of the insurer for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years, and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. An extraordinary dividend may not be paid unless the company reports the extraordinary dividend to the Wisconsin Insurance Commissioner at least 30 days before payment and the Wisconsin Insurance Commissioner does not disapprove the extraordinary dividend within that period. During 2000, NNCC must receive the prior approval of the Wisconsin Insurance Department to pay any dividends.

   Pacific National Insurance Company ("PNIC") and its subsidiary, Pacific Automobile Insurance Company ("PAIC"), are domiciled in California. Under current California law, any payment by an insurer of a dividend or distribution of cash or other property, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or (ii) the net income of the insurer for the 12-month period ending on the preceding December 31 is defined as an "extraordinary dividend." California law permits an insurer to pay dividends only from earned surplus. An extraordinary dividend may not be paid unless it has been approved by the insurance department or the insurance department has not disapproved the dividend or distribution within 30 days after notice of the declaration to the department. PNIC can pay dividends of $1.2 million during 2000 without prior approval of the California Insurance Department.

   The dividend capability of State Capital Insurance Company, which is domiciled in North Carolina, and American Professionals Insurance Company and Statesman Insurance Company, which are domiciled in Indiana, are not material to the Company.

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

   The risk-based capital model formula creates four levels of regulatory action (as defined in the NAIC's model law). The extent of regulatory intervention and action increases as the level of surplus to risk-based capital falls. The first level, Company Action Level, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the Authorized Control Level. The Regulatory Action Level requires an insurer to submit a plan containing corrective actions and permits the domiciliary insurance regulator to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the Authorized Control Level. The Authorized Control Level allows the regulator to rehabilitate or liquidate an insurer in addition to the aforementioned actions. The fourth action level, Mandatory Control Level, requires the regulator to rehabilitate or liquidate the insurer if surplus falls below 70% of the Authorized Control Level. All of the insurance subsidiaries of Highlands Group are above the Company Action Level.

   In connection with the acquisition of American Reliance, Inc., one of its subsidiaries, LMI Insurance Company ("LMI"), was put into run-off. The Company has been managing LMI's run-off since the acquisition in 1997. On March 20, 2000, the Court of Common Pleas in Franklin County, Ohio entered an Order appointing the Superintendent of Insurance of the State of Ohio as the Rehabilitator of LMI. As Rehabilitator, the Superintendent is by operation of law vested with control of LMI, including title to all of LMI's assets. The Company, which is working with the Rehabilitator to continue the run-off of LMI, has written-off its investment in LMI, resulting in a charge to earnings of $22.1 million in 1999. The $22.1 million charge consists of write-offs of the Company's $10.5 million investment in LMI and $11.6 million of associated deferred tax assets. Management believes that the regulatory matters concerning LMI will not have a material impact on the Company's ongoing operations. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

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

Employees

   The Company had 974 employees as of December 31, 1999. The Company believes that its relations with its employees are satisfactory.

Risk Factors

   Loss Reserves. The Company maintains loss reserves for what it expects the ultimate settlement and administration of its claims will cost. The Company bases the reserve amounts on facts and circumstances of which it is aware, predictions of future events, estimates of future trends in claims severity and frequency and other subjective factors. However, there is no method for precisely estimating the Company's ultimate liability.

   The Company regularly reviews its reserving techniques and its overall amount of reserves. It also reviews: information regarding each claim for losses; its loss history and the industry's loss history; legislative enactments, judicial decisions and legal developments regarding damages; changes in political attitudes; and trends in general economic conditions, including inflation.

   Reinsurance. The Company transfers its exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of the Company's losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Furthermore, the Company faces a credit risk with respect to reinsurance. When the Company obtains reinsurance, it is still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of the Company's reinsurers' to meet their financial obligations could materially affect its operations. The Company's three largest reinsurance credit exposures as of December 31, 1999 are to underwriting syndicates at Equitas/Lloyds of London in the amount of $137.9 million, to American Reinsurance Company in the amount of $90.9 million and to General Reinsurance Company in the amount of $64.0 million.

   Halliburton. Halliburton Company, the Company's former parent, was the Company's largest customer in 1999 and 1998, representing $22.9 million or 7.0%, and $53.9 million or 13.9%, respectively, of the Company's net premiums earned. Halliburton's contract with the Company expired in January 2000. From 1958 until 1986, the Company issued fixed premium (non-retrospectively rated) insurance policies to a subsidiary of Halliburton. From 1987 on, the Company's insurance policies with Halliburton and its subsidiary companies have been written on a retrospectively rated or high-deductible basis. Since the mid-1990's, the subsidiary which had issued fixed premium policies has received a substantial number of asbestos claims. Through December 31, 1999, the Company paid Halliburton $871,000 million under the fixed premium policies on account of the asbestos claims, and billed Halliburton $5.2 million under the retrospectively rated and high-deductible policies on account of asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies. The Company has examined this question, and believes that it is not responsible for a material amount of additional asbestos liability under the fixed premium policies.

   Catastrophes. Property and casualty insurance companies frequently experience losses from catastrophes. Catastrophes may have a material adverse effect on the Company's operations. Catastrophes include windstorms, hurricanes, earthquakes, tornadoes, hail, severe winter weather and fires. The Company cannot predict how severe a particular catastrophe may be until after it occurs. The extent of the Company's losses from catastrophes is a function of the total amount of losses its clients incur, the number of its clients affected, the frequency of the events and the severity of the particular catastrophe. Most catastrophes occur in small geographic areas. However, windstorms, hurricanes and earthquakes may produce significant damage in large, heavily populated areas.

   Year 2000. Year 2000 issues may affect the Company's underlying business. The Company does not believe that its property and casualty policies cover Year 2000 occurrences and it adopted exclusionary language that clarifies that its policies do not cover Year 2000 occurrences. The Company attached the language to the policies under which it believes policyholders may make claims for Year 2000 losses. The Company cannot reasonably estimate its exposure for losses and expenses for the claims under the policies.

   Importance of Rating Agencies. Rating agencies rate insurance companies based on financial stability and an ability to pay claims, factors more relevant to policyholders than investors. Ratings are not recommendations to buy, hold or sell the Company's Common Stock.

   Currently, A.M. Best rates the Company's principal insurance subsidiaries as "B++" (Very Good). Ratings by A.M. Best in the insurance industry range from "A++" (Superior) to "F" (in Liquidation). According to A.M. Best, an insurer with a "B++" rating has demonstrated very good financial strength and operating performance and is considered secure.

   The Company cannot be sure that it will maintain its current A.M. Best rating. The Company's business could be adversely affected if it receives a downgrade in its rating.

   Reliance on Independent Insurance Agents. The Company markets and sells almost all of its insurance products through independent, non-exclusive insurance agencies and brokers. The agencies and brokers may also sell competitors' insurance products. The Company's business depends in part on the marketing efforts of those agencies and brokers and the Company must offer insurance products that meet the requirements of their clients. If those agencies and brokers fail to market the Company's products successfully, the Company's business may be adversely impacted.

   Significant Influence of Investors. Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. own 10% Convertible Debentures together with Common Stock Warrants in the Company. The Debentures and Warrants represent significant equity ownership potential. If Insurance Partners and Insurance Partners (Bermuda) convert the Debentures and exercise the Warrants, they will own approximately 41% of the Company's Common Stock. In addition, by contract Insurance Partners designates 28% of the members of the Board of Directors.

   Competition. The Company competes with regional and national insurance companies, including direct writers of insurance coverage. Many of these competitors are larger and have greater financial, technical and operating resources. The property and casualty insurance industry is highly competitive on the basis of both price and service. There are many companies competing for the same insurance customers in the geographic areas in which the Company operates. If the Company's competitors price their premiums more aggressively and the Company meets their pricing, this may adversely affect the Company's underwriting results. In addition, because the Company's insurance products are marketed through independent insurance agencies, which represent more than one insurance company, the Company faces competition within each agency.

   The Company also faces competition from the implementation of self-insurance in the commercial insurance area. Many of the Company's customers and potential customers are examining the risks of self-insuring as an alternative to traditional insurance. The Company also faces potential competition from banks. Recent changes in laws permit banks to engage in non-banking, financial service businesses, such as the underwriting of insurance. These changes allow banks to compete directly with the Company by selling insurance through their own insurance agencies.

   Regulation. The Company is subject to extensive supervision and regulation in the states in which it operates. The supervision and regulation relate to numerous aspects of its business and financial condition. The primary purpose of the supervision and regulation is the protection of the Company's insurance policyholders, and not the Company's shareholders or other investors. The extent of regulation varies, but generally is derived from state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. The regulations or the state insurance departments may impede the Company from obtaining rate increases or taking other actions the Company might wish to take to increase its profitability. State insurance laws require prior approval by state insurance departments of any acquisition of control of a domestic insurance company or of any company which controls a domestic insurance company. "Control" is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company which controls a domestic insurance company. Any purchaser of 10% or more of the outstanding shares of the Company's Common Stock will be presumed to have acquired control of its subsidiaries unless the relevant insurance commissioner determines otherwise. Accordingly, any purchase of 10% or more of the Company's outstanding Common Stock would require prior action by all or some of the insurance commissioners in the home states of the Company's insurance subsidiaries.

   Restrictions on Dividends. As an insurance holding company, the Company's principal assets consist of the capital stock of its insurance subsidiaries. The Company cannot declare cash dividends on the Common Stock unless its insurance subsidiaries can pay cash dividends. The Company's insurance subsidiaries may only pay dividends if they are permitted to do so under the insurance regulations of their domiciliary states. All of the domiciliary states of the Company's insurance subsidiaries regulate the payment of dividends. In addition, these regulations may adversely affect the Company's ability to pay its expenses and debts.

   Industry. Historically, the property and casualty insurance industry has been cyclical. Except for certain segments of the industry that have recently shown signs of a hardening market, the industry generally has been in a downturn for years, which resulted in a decline in premium rates. The decline in premium rates adversely affected the Company's underwriting results. Furthermore, unpredictable developments affect the industry's profitability. These developments include natural disasters, fluctuations in interest rates and other changes in the investment environment that affect returns on the Company's investments, inflationary pressures that affect the size of losses, and judicial decisions that affect insurers' liabilities. The demand for property and casualty insurance, particularly commercial lines, can also vary with the overall level of economic activity.

   Certain Anti-takeover Effects. Certain provisions of the Company's organizational documents may discourage, delay or prevent a change of control of the Company. These include, among others, provisions in the Company's Amended and Restated Certificate of Incorporation and Bylaws relating to staggered terms for directors, notice requirements for stockholders proposing director nominations or bringing business before stockholder meetings and the ability of the Board of Directors to issue "blank check" preferred stock without stockholder approval. These provisions could have the effect of depriving stockholders of an opportunity to receive a premium over the prevailing market price in the event of an attempted hostile takeover.

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

ITEM 4: Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

ITEM 5: Market for Company's Common Stock and Related Stockholder Matters.

   The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "HIC." As of March 13, 2000, approximately 13,966,017 shares of Common Stock were issued and outstanding, 302,605 of which are held by subsidiaries of the Company. In addition, 1,200,000 shares of Common Stock are reserved for issuance pursuant to restricted stock grants and options granted or to be granted pursuant to the 1995 Stock Option Plan and the 1995 Directors' Stock Plan. See Item 11: "Executive Compensation."

   The following table sets forth, for the calendar periods indicated, the high and low per share sale prices of the Common Stock as reported in NYSE-- Composite Transactions.

      Period                                                         High   Low
      ------------------------------------------------------------- ------ -----
      1998 First Quarter........................................... $28.13 23.38
      1998 Second Quarter.......................................... $28.88 17.88
      1998 Third Quarter........................................... $18.88 11.81
      1998 Fourth Quarter.......................................... $13.19  9.75
      1999 First Quarter........................................... $14.94 10.56
      1999 Second Quarter.......................................... $13.25 10.25
      1999 Third Quarter........................................... $10.94  8.25
      1999 Fourth Quarter.......................................... $ 9.69  6.75

   The approximate number of stockholders of record of Common Stock as of March 13, 2000 was 5,039.

   Dividends. The Company has not previously paid any dividends and currently does not intend to pay dividends on the Common Stock. This policy, however, will be reconsidered from time to time by the Board of Directors of the Company. The Company's ability to pay dividends in the future will depend upon its financial performance and other factors that are not presently determinable. The Company's Credit Agreement with its lending banks prohibits the payment of cash dividends by the Company and the Company's 10% Convertible Subordinated Debentures due December 31, 2005 (the "Debentures") contain covenants restricting the payment of dividends in excess of specified amounts. As described above, the payment of dividends to the Company by its U.S. insurance subsidiaries is subject to certain limitations under insurance laws.

   Unregistered Sales of Securities. On May 10, 1999 the Company sold in a private transaction for cash 454,546 shares of its Common Stock at $11.00 per share, which was the closing price of the Common Stock on the New York Stock Exchange, to Willis T. King, Jr., President and Chief Executive Officer of the Company, pursuant to an Employment Agreement entered into between the Company and Mr. King. The aggregate price for those shares was $5,000,000 and no underwriting discounts or commissions were paid. That sale of Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

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

                                       Years Ended December 31,
                          ---------------------------------------------------------
                             1999       1998       1997          1996      1995(1)
                          ----------  ---------  ---------     ---------  ---------
                            (dollars in thousands, except per share date)
Statement of Operations
 Data:
Revenues:
  Net premiums earned...  $  325,305    388,813    311,993       152,048    201,446
  Net investment
   income...............      67,684     77,969     74,383        50,988     48,529
  Net realized
   investment gains.....          22     16,874      5,585         1,199      2,618
                          ----------  ---------  ---------     ---------  ---------
    Total revenues......     393,011    483,656    391,961       204,235    252,593
Expenses:
  Loss and loss
   adjustment expense
   incurred.............     238,940    328,400    246,479       156,589    300,253
  Underwriting
   expenses.............     130,121    141,788    115,564        56,487     73,905
  Debt interest and
   amortization
   expense..............      11,753     12,258     10,542         6,903         --
  Loss on write-off of
   subsidiary...........      10,452         --         --            --         --
  Other expenses
   (income), net........       2,210      2,000        857         1,697       (823)
                          ----------  ---------  ---------     ---------  ---------
    Total expenses......     393,476    484,446    373,442       221,676    373,335
Income (loss) before
 taxes..................        (465)      (790)    18,519       (17,441)  (120,742)
Income tax expense
 (benefit)(2)...........      12,984     (3,887)     1,683       (12,098)        --
                          ----------  ---------  ---------     ---------  ---------
Net income (loss)(2)....  $  (13,449)     3,097     16,836        (5,343)  (120,742)
                          ==========  =========  =========     =========  =========
Earnings (loss) per
 common share(3):
  Basic.................  $    (1.04)       .24       1.34          (.47)    (10.55)
  Diluted...............  $    (1.04)       .20       1.09          (.47)    (10.55)

Balance Sheet Data (at
 end of period):
Investments, cash and
 cash equivalents.......  $  870,455  1,096,147  1,232,917       760,618    720,746
Receivable from
 reinsurers.............  $  684,525    787,344    723,114       556,900    602,380
  Total assets..........  $1,961,287  2,265,043  2,366,656     1,566,031  1,636,091
Loss and loss adjustment
 expense reserves.......  $1,353,524  1,603,548  1,605,374     1,156,824  1,253,627
Mandatorily redeemable
 preferred stock........  $    4,641         --         --            --         --
Stockholders' equity....  $  264,401    318,554    329,293       263,475    267,110
Certain Financial Ratios
 and Other Data:
GAAP:
  Loss ratio............        73.5%      84.4%      79.0%        103.0%     149.0%
  Expense ratio.........        40.0       36.5       37.0          37.1       36.7
                          ----------  ---------  ---------     ---------  ---------
    Combined ratio......       113.5%     120.9%     116.0%        140.1%     185.7%
                          ==========  =========  =========     =========  =========
Statutory surplus.......   $ 270,783    313,542    333,141       188,527    180,020
Net premiums written to
 policyholder surplus...         1.2x       1.2x       1.2x(4)       0.8x       1.1x

--------
(1) The Company recorded a charge to pre-tax earnings during the year ended December 31, 1995 of $125 million for loss and loss adjustment expenses and other legal accruals.

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

(3) The earnings per share amounts prior to 1997 have been restated to comply with SFAS No. 128, "Earnings Per Share." Earnings (loss) per share for periods preceding the Distribution have been computed based upon the 11,448,208 shares of Company Common Stock distributed on January 23, 1996.

(4) Includes twelve months pro forma net premiums written for American
    Reliance.

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

                                                        Years Ended December
                                                                 31,
                                                        -----------------------
                                                         1999     1998    1997
                                                        -------  ------  ------
                                                        (dollars in millions,
                                                          except per share
                                                                data)
      Consolidated Results:
      Gross premiums written........................... $ 364.1   378.1   346.0
      Net premiums written............................. $ 333.6   374.8   277.7
                                                        =======  ======  ======
      Net premiums earned.............................. $ 325.3   388.8   312.0
      Loss and loss adjustment expense.................  (238.9) (328.4) (246.5)
      Underwriting expenses............................  (130.1) (141.8) (115.6)
                                                        -------  ------  ------
      Underwriting loss................................   (43.7)  (81.4)  (50.1)
      Net investment income............................    67.7    78.0    74.4
      Net realized investment gains....................      --    16.9     5.6
      Debt interest and amortization expense...........   (11.8)  (12.3)  (10.5)
      Loss on write-off of subsidiary..................   (10.5)     --      --
      Other expenses, net..............................    (2.2)   (2.0)   (0.9)
                                                        -------  ------  ------
      Income (loss) before income taxes................    (0.5)   (0.8)   18.5
      Income tax expense (benefit).....................    12.9    (3.9)    1.7
                                                        -------  ------  ------
      Net income (loss)................................ $ (13.4)    3.1    16.8
                                                        =======  ======  ======
      Earnings (loss) per share:
        Basic.......................................... $ (1.04)    .24    1.34
        Diluted........................................ $ (1.04)    .20    1.09
      Ratios:
        Loss...........................................    73.5%   84.4%   79.0%
        Expense........................................    40.0    36.5    37.0
                                                        -------  ------  ------
        Combined.......................................   113.5%  120.9%  116.0%
                                                        =======  ======  ======

Period to Period Comparisons

   Gross Premiums Written. Gross premiums written for 1999, 1998 and 1997 were $364.1 million, $378.1 million and $346.0 million, respectively. The decrease of $14.0 million or 3.7% in 1999 compared to 1998 is due primarily to three factors. First, the Company continues to focus on underwriting standards and adequate pricing during a period of competitive pricing in both commercial and personal lines. Second, service disruptions in early 1998 associated with the implementation of a new policy issuance system at the end of 1997 negatively impacted new and renewal policy processing and agents' willingness in 1999 to place business with the Company. The Company believes that these service disruptions were eliminated in 1999 and the related premium decline ended during the second half of 1999. Finally, the reduction in the A.M. Best rating of Highlands to B++ from A-, announced by A.M. Best in June 1998, caused a decline in premium production as certain agents were unwilling to use a B++ market. In 1998, the Company entered into an agreement with an insurance company to provide certain of its customers access to A+ paper, and in 1999 the Company entered into new arrangements with three other companies, rated A+ to A-. These agreements were entered into to mitigate the impact of A.M. Best's rating change for Highlands.

   Gross premiums written for 1998 increased $32.1 million compared to 1997. The 1998 amount includes an additional $63.4 million of gross premiums written because the 1997 American Reliance acquisition was accounted for as a purchase and 1997 included only eight months of its gross premiums written. Using full year 1997 gross premiums written for American Reliance produces a decline in 1998 of approximately 19.7% due primarily to the same issues impacting the decline in 1999 gross premiums written, as noted above. The declines were partially offset by approximately $15.3 million of unusually large increases in premiums under retrospectively rated policies.

   Gross premiums written for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the estimated loss experience of the insured during the policy period. The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written, net premiums written and net premiums earned to fluctuate significantly from period to period. Experience rated insurance policies reduce but do not eliminate risk to the insurer.

   Net Premiums Written. Net premiums written for 1999, 1998 and 1997 were $333.6 million, $374.8 million, and $277.7 million, respectively. The decrease in 1999 compared to 1998 is primarily related to a non-recurring additional premium in 1998 of $34.6 million associated with the Company's termination of an Aggregate Excess of Loss Reinsurance Agreement ("Stop Loss Agreement"). The remaining decrease of $6.6 million in 1999 is related to the same issues affecting gross premiums written.

   Net premiums written for 1998 increased $97.1 million compared to 1997 due to the 1998 non-recurring additional premium associated with the Stop Loss Agreement and the inclusion of American Reliance for the full year 1998. Excluding the Stop Loss Agreement and comparing the American Reliance business on a full-year 1997 basis, net premiums written for 1998 declined 6% compared to 1997 for the same reasons noted for gross premiums written.

   Net Premiums Earned. Net premiums earned for 1999, 1998 and 1997 were $325.3 million, $388.8 million and $312.0 million, respectively. The decrease in 1999 compared to 1998 is related to the same items affecting gross and net premiums written as noted above including the 1998 termination of the Stop Loss Agreement, which increased reported net earned premiums in 1998 by $34.6 million. Net premiums earned increased in 1998 compared to 1997 due to the premium associated with the termination of the Stop Loss Agreement and the inclusion of American Reliance for the full year 1998.

   Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for 1999, 1998 and 1997 were $238.9 million, $328.4 million and $246.5 million, respectively. The loss and loss adjustment expense ratios for 1999, 1998, and 1997 were 73.5%, 84.4% and 79.0%, respectively. The decrease in 1999 of $89.5 million compared to 1998 was primarily attributable to three factors. First, the 1998 termination of the Stop Loss Agreement noted above had the effect of increasing loss and loss adjustment expenses reported in 1998 by $50.0 million. Second, in 1999, the Company experienced a decrease in loss and loss adjustment expenses of $19.1 million related to California construction defect claims because, in 1999, the Company recorded additional reinsurance recoverables for previously unbilled paid losses of $11.1 million related to California construction defect claims, while in 1998, the Company had $8.0 million of unfavorable reserve development for these claims. Third, the Company experienced a decrease in loss and loss adjustment expenses of approximately $4.1 million related to weather related catastrophe losses. Finally, in 1998, there were higher incurred losses subject to retrospectively rated policies.

   Loss and loss adjustment expenses incurred for 1998 increased $81.9 million compared to 1997 primarily due to: $50 million of reserve increases associated with the 1998 termination of the Stop Loss Agreement; an increase in weather related catastrophe losses of $12.1 million; an increase in California construction defect losses of $1.9 million; higher incurred losses on retrospectively rated polices; and the inclusion of American Reliance for the full year 1998.

   Underwriting Expenses. Underwriting expenses for 1999, 1998 and 1997 were $130.1 million, $141.8 million and $115.6 million, respectively. The underwriting expense ratio for 1999, 1998 and 1997 was 40.0%, 36.5% and 37.0%, respectively. Elimination of the 1998 non-recurring additional premium related to the Stop Loss Agreement and certain unusually large 1998 retrospectively rated policy adjustments resulted in an adjusted expense ratio of 41.8% for 1998.

   The decline in the 1999 underwriting expense ratio, compared to the adjusted 1998 expense ratio, is the result of the Company's 1999 expense saving initiatives. During 1999, the Company realized expense savings of $2.4 million due to the 1998 termination of the Stop Loss Agreement and $1.6 million related to restructuring a system vendor agreement. These savings were partially offset by a restructuring charge in the amount of $780,000 and additional expenses associated with the Company's 1999 system integration projects.

   The underwriting expense ratio for 1998 increased compared to 1997 (adjusted 41.8% compared to 37%) due to the higher costs associated with problems relating to the implementation of a policy issuance system and the resulting decrease in premium volume.

   Investment Results. Net investment income for 1999, 1998 and 1997 was $67.7 million, $78.0 million and $74.4 million, respectively. Net investment income decreased $10.3 million in 1999 compared to 1998 due to declining premium volume in 1999 and 1998, continued reduction of the investment portfolio due to the payment of older loss reserves, lower investment yield rates in 1999 and the 1998 repurchase of Company common stock. Net investment income for 1998 increased $3.6 million compared to 1997 due to the inclusion of American Reliance for the full year 1998. The 1998 investment income was partially offset by lower interest rates in 1998 and a reduction of the investment portfolio due to payment of older loss reserves.

   Debt Interest and Amortization Expense. Debt interest and amortization expense for 1999 compared to 1998 decreased approximately $500,000 due to the mid-year paydown of $6.0 million of senior bank debt offset somewhat by higher interest rates. Debt and amortization expense increased in 1998 compared to 1997 as a result of the senior bank debt being outstanding for the full year in 1998 versus eight months in 1997.

   Loss on Write-off of Subsidiary. The Company wrote-off its remaining investment in LMI which has been in run-off since April 1997 when it was acquired in the purchase of American Reliance. In March 2000, the Court of Common Pleas in Franklin County, Ohio entered an Order appointing the Superintendent of Insurance of the State of Ohio as the Rehabilitator of LMI. As Rehabilitator, the Superintendent is by operation of law vested with control of LMI, including title to all of LMI's assets.

   Other Expenses, Net. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

   Income Taxes. The total tax expense for 1999 was $13.0 million. The Company recorded a charge totaling $11.6 million of deferred taxes related to the write-off of LMI. Based upon the year-end assessment of the value of LMI and the fact that it will no longer be a member of the Company's consolidated tax group, it was determined that deferred tax assets associated with LMI would not be recoverable by the Company. Excluding the write-off of LMI and its associated deferred tax assets, the Company's effective tax rates for 1999, 1998 and 1997 reflect the amount of investment income from tax advantaged fixed income securities, the magnitude of the underwriting loss in relation to net taxable investment income and the impact of alternative minimum tax. The Company recorded a tax benefit of $3.9 million in 1998 and a tax expense of $1.7 million in 1997.

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

                                                                  Years ended
                                                                 December 31,
                                                                ----------------
                                                                1999   1998 1997
                                                                -----  ---- ----
                                                                  (dollars in
                                                                   millions)
      Net reserve re-estimates due to:
        Stop Loss Agreement.................................... $  --  50.0   --
        Asbestos and environmental.............................   1.8  19.1  5.4
        All other..............................................  (9.9)  2.8 11.0
                                                                -----  ---- ----
        Net adverse development................................ $(8.1) 71.9 16.4
                                                                =====  ==== ====

   As a result of changes in estimates of insured events in prior years, primarily asbestos and environmental claims, construction defect claims and catastrophe claims, and the effects of the termination of the Stop Loss Agreement in 1998, the provision for loss and loss adjustment expense incurred (net of reinsurance recoveries of $20.6 million, $69.3 million and $112.5 million for 1999, 1998 and 1997, respectively) decreased by $8.1 million in 1999 and increased $71.9 million in 1998 and $16.4 million in 1997. The principal reason for the loss reserve development in 1998 was the termination of the Stop Loss Agreement. In addition, the emergence of environmental, asbestos and construction defect claims over the last few years and the difficulty in accurately estimating the necessary reserves have significantly contributed to the Company's loss reserve development over the three year period.

   The Company's loss and loss adjustment expense reserves are reviewed at each year end by the Company's actuaries and external independent actuaries in connection with the process of establishing the Company's reserve position.

Liquidity and Capital Resources

   Highlands Group is a holding company, the principal assets of which at December 31, 1999 are all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

 Holding Company

   As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $10.0 million. The Company and its lenders have amended the Credit Agreement to amend certain financial covenants and to provide for the payment of $10.0 million in principal during 2000. The Company is in compliance with the amended covenants in the Credit Agreement. Highlands Group does not currently intend to pay dividends on its Common Stock.

   Highlands Group's principal sources of funds are dividends and tax sharing payments from its subsidiaries, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are limited to approximately $30.9 million in 2000 without prior regulatory approval. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

   Management believes that Highlands Group's liquid assets and tax sharing payments and dividends available from its subsidiaries will enable it to meet its liquidity needs for the next year.

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

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                         (dollars in millions)
      Statutory surplus.................................     $270.8      $313.5
      Net premiums written to surplus ratio.............        1.2x        1.2x

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

   Based on the Company's evaluation of the financial condition of its reinsurers, the Company has established reserves for potentially uncollectible reinsurance of $2.2 million and $1.7 million as of December 31, 1999 and 1998, respectively. Additionally, the Company has retained $22.9 million and $22.3 million of ceded reserves related to potentially uncollectible reinsurance at December 31, 1999 and 1998. With respect to carriers that are not authorized reinsurers as determined by the appropriate department of insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances unreported losses. At December 31, 1999, such collateral totaled approximately $15.7 million. The Company's three largest reinsurance recoverable exposures at December 31, 1999 were approximately $137.9 million with underwriting syndicates at Equitas/Lloyds (Highlands (U.K.) $87.2 million and U.S. insurance subsidiaries $50.7 million), $90.9 million with American Re-Insurance Company and $64.0 million with General Reinsurance Company. American Re-Insurance Company and with General Reinsurance Company are rated by A. M. Best "A+" and "A++", respectively.

Year 2000

   Over the past two years, the Company formalized and implemented a comprehensive plan to address the Year 2000 problem which encompassed its products, vendors, customers, technical infrastructure, facilities, telecommunications and business systems. In this process, the Company expended approximately $3.4 million. These amounts exclude the cost of system upgrades that were required to be made to meet other operational requirements.

   As of the date of this filing, the Company has not experienced any Year 2000 problems that have materially affected its operations, the realization of financial assets, or its results of operations. The Company will continue to monitor its operations for non-compliant components. The Company is also monitoring its open transactions with customers and vendors to ensure that there are no undetected Year 2000 problems that could have a material adverse effect on the Company or its operations.

Forward Looking Information

   The statements included in this 1999 Annual Report regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this 1999 Annual Report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

   Market risk is the risk of lower securities and portfolio values resulting from adverse changes in interest rates, foreign currency exchange rates and other relevant market rate or price changes. The Company's investment strategy is to maximize income and total return by investing in a diverse portfolio of high-quality investment grade securities. The carrying value of the Company's investment portfolio as of December 31, 1999 and 1998 was $792.2 million and $1,025.4 million, respectively. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not material. The Company has no direct commodity risk.

   The Company has exposure to market price declines resulting from increases in interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management including limiting average portfolio duration to approximately four and one-half years. Market prices for all securities held are updated and reviewed monthly including estimates of cash flows as well as the impact of interest rate fluctuations relating to the Company's investment portfolio. For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed for 1999 compared to 1998. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

   Sensitivity Analysis. Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible changes in those rates over a one-year period. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value. In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. For this analysis, the Company assumes an instantaneous shift in interest rates and that the composition of its investment portfolio remains relatively constant. Also, the Company assumes a change in interest rates is reflected uniformly across all financial instruments even though interest rates on certain types of instruments may fluctuate or lag behind other instruments.

   The rates should not be considered a prediction by the Company of future events. This analysis is not intended to provide a precise forecast of the effect of changes in interest rates on the Company's income, cash flow and stockholders' equity.

   The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $37.4 million and $62.4 million based on a 100 basis point increase in interest rates as of December 31, 1999 and 1998, respectively. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 40.4% of total assets and approximately 46.8% of total liabilities as of December 31, 1999 and approximately 45.3% of total assets and approximately 52.7% of total liabilities as of December 31, 1998. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would materially mitigate the impact of the loss in fair value.

   In addition to the above, the Company's Credit Agreement is also subject to interest rate fluctuations. An increase in interest rates of 100 basis points (1%) would result in additional annual interest expense of $650,000.

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

                                    PART IV

ITEM 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

  *4.11 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series
        A

  *4.12 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series
        B

  *4.13 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series
        A-2

  *4.14 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series
        B-2

 *10.1  Credit Agreement among Highlands Insurance Group, Inc., Various Lending
        Institutions and The Chase Manhattan Bank, as Administrative Agent, dated April 30, 1997

 +10.2  Form of Registration Rights Agreement among Insurance Partners, L.P.,
        Insurance Partners Offshore (Bermuda), L.P. and the Registrant

 +10.3  Form of 1995 Stock Option Plan

  10.4  Restricted Stock Plan

 +10.5  Form of Employment Agreement between the Registrant and Richard M.
        Haverland

  10.6  Retirement and Release Agreement between the Registrant and Richard M.
        Haverland

 +10.7 Form of Indemnification Agreement between the Registrant and each of its directors

 +10.8  Form of 1995 Directors' Stock Plan

 +10.9  Amendatory Agreement dated as of November 9, 1995 among the Company,
        Halliburton, the Investors, Robert A. Spass and Bradley E. Cooper
        (amending the Investment Agreement)

   +10.10 Form of note issued in consideration for the issuance by the Registrant of 10% Convertible Subordinated Debentures Due December
          31, 2005, Series 2, Common Stock Subscription Warrants, Series A-2, and Common Stock Subscription Warrants, Series B-2

   +10.11 Form of pledge agreement to secure the note filed as Exhibit 10.10

   +10.12 Form of Purchase, Redemption and Bonus Agreement entered into between the Company and the Management Investors with respect to the Management Securities

 ***10.13 Agency Stock Purchase Plan

  ++10.14 Employee Stock Purchase Plan

  ++10.15 Employees' Retirement And Savings Plan

    10.16 Amendment No. 1 to Employees' Retirement and Savings Plan

    10.17 Amendment No. 2 to Employees' Retirement and Savings Plan

    10.18 Employment Agreement between the Registrant and Willis T. King, Jr.

    21    List of Subsidiaries

    23    Consent of Independent Auditors

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

 ++ Incorporated by reference to the Company's registration statement on Form
    S-8 as filed with the Commission on June 1, 1998

   (b) Reports on Form 8-K during the quarter ended December 31, 1999.

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                          Highlands Insurance Group, Inc.

                                                /s/ Willis T. King, Jr.
                                          By: _________________________________
                                               Willis T. King, Jr.
                                               Chairman, President and Chief
                                               Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Willis T. King, Jr.           Chairman, President and      March 30, 2000
______________________________________  Chief Executive Officer
         Willis T. King, Jr.

      /s/ Charles J. Bachand           Vice President, Treasurer    March 30, 2000
______________________________________  and Principal Financial
          Charles J. Bachand            and Accounting Officer

       /s/ Robert A. Spass             Director                     March 30, 2000
______________________________________
           Robert A. Spass

      /s/ Bradley E. Cooper            Director                     March 30, 2000
______________________________________
          Bradley E. Cooper

      /s/ W. Bernard Pieper            Director                     March 30, 2000
______________________________________
          W. Bernard Pieper

       /s/ Kenneth S. Crews            Director                     March 30, 2000
______________________________________
           Kenneth S. Crews

        /s/ Philip J. Hawk             Director                     March 30, 2000
______________________________________
            Philip J. Hawk

       /s/ Robert W. Shower            Director                     March 30, 2000
______________________________________
           Robert W. Shower

     /s/ Richard M. Haverland          Director                     March 30, 2000
______________________________________
         Richard M. Haverland

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
Audited Financial Statements
  Report of Independent Public Accountants.................................  F-2
  Consolidated Balance Sheets as of December 31, 1999 and 1998.............  F-3
  Consolidated Statements of Operations for the Years Ended December 31,
   1999, 1998 and 1997.....................................................  F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1999, 1998 and 1997........................................  F-5
  Consolidated Statements of Comprehensive Income for the Years Ended
   December 31, 1999, 1998 and 1997........................................  F-6
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999, 1998 and 1997.....................................................  F-7
  Notes to the Consolidated Financial Statements...........................  F-8

Financial Statement Schedules
  Schedule I--Summary of Investments Other Than Investments in Related
   Parties--
   December 31, 1999....................................................... F-27
  Schedule II--Condensed Financial Information of Registrant (Parent
   Company only):
    Balance Sheets--As of December 31, 1999 and 1998....................... F-28
    Statements of Operations--For the Years Ended December 31, 1999, 1998
     and 1997.............................................................. F-29
    Statements of Cash Flows--For the Years Ended December 31, 1999, 1998
     and 1997.............................................................. F-30
  Schedule III--Supplementary Insurance Information--As of and For the
   Years Ended December 31, 1999, 1998 and 1997............................ F-31
  Schedule IV--Reinsurance--For the Years Ended December 31, 1999, 1998 and
   1997.................................................................... F-32
  Schedule V--Valuation and Qualifying Accounts--For the Years Ended
   December 31, 1999, 1998 and 1997........................................ F-33
  Schedule VI--Supplemental Information Concerning Consolidated
   Property/Casualty Insurance
   Operations--As of and For the Years Ended December 31, 1999, 1998 and
   1997.................................................................... F-34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Highlands Insurance Group, Inc.:

   We have audited the consolidated financial statements of Highlands Insurance Group, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Insurance Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Houston, Texas
March 9, 2000, except as to note 4, which is as of March 20, 2000

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                                 (in thousands)

                         ASSETS                             1999       1998
                         ------                          ----------  ---------
Investments:
  Fixed maturity securities available-for-sale, at fair
   value (amortized cost of $802,594 in 1999 and
   $975,858 in 1998).................................... $  762,478  1,001,236
  Equity securities, at fair value (cost of $31,376 in
   1999 and $20,585 in 1998)............................     26,594     21,057
  Other investments, at cost............................      3,100      3,107
                                                         ----------  ---------
    Total investments...................................    792,172  1,025,400
Cash and cash equivalents...............................     78,283     70,747
Premiums in course of collection, net...................     56,574     51,138
Premiums due under retrospective policies...............    142,849    144,613
Receivable from reinsurers..............................    684,525    787,344
Prepaid reinsurance premiums............................      3,777      2,523
Funds on deposit with reinsurers........................     17,534     17,873
Net deferred tax asset..................................     82,536     70,433
Accrued investment income...............................     11,396     13,916
Deferred policy acquisition costs.......................     33,556     31,537
Other assets............................................     58,085     49,519
                                                         ----------  ---------
    Total assets........................................ $1,961,287  2,265,043
                                                         ==========  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Loss and loss adjustment expense reserves............... $1,353,524  1,603,548
Unearned premiums.......................................    146,832    137,353
Senior bank debt........................................     59,004     65,000
Convertible subordinated debentures.....................     57,816     57,017
Accounts payable and accrued liabilities................     75,069     83,571
                                                         ----------  ---------
    Total liabilities...................................  1,692,245  1,946,489
                                                         ----------  ---------
Mandatorily redeemable preferred stock..................      4,641         --
                                                         ----------  ---------
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 13,957,303 shares issued and outstanding
   in 1999, 13,235,316 shares issued and outstanding in
   1998.................................................        140        132
  Additional paid-in capital............................    231,515    223,976
  Accumulated other comprehensive (loss) income.........    (29,184)    16,803
  Treasury stock, at cost (739,400 shares in 1999 and
   724,400 shares in1998)...............................     (9,459)    (9,268)
  Deferred compensation on restricted stock.............     (3,147)    (1,074)
  Retained earnings.....................................     74,536     87,985
                                                         ----------  ---------
    Total stockholders' equity..........................    264,401    318,554
                                                         ----------  ---------
    Total liabilities, mandatorily redeemable preferred
     securities and stockholders' equity................ $1,961,287  2,265,043
                                                         ==========  =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (in thousands, except per common share data)

                                                      1999     1998     1997
                                                    --------  -------  -------
Revenues:
  Net premiums earned.............................. $325,305  388,813  311,993
  Net investment income............................   67,684   77,969   74,383
  Net realized investment gains....................       22   16,874    5,585
                                                    --------  -------  -------
    Total revenues.................................  393,011  483,656  391,961
                                                    --------  -------  -------
Expenses:
  Loss and loss adjustment expense incurred........  238,940  328,400  246,479
  Underwriting expenses............................  130,121  141,788  115,564
  Debt interest and amortization expense...........   11,753   12,258   10,542
  Loss on write-off of subsidiary..................   10,452       --       --
  Other expenses (income), net.....................    2,210    2,000      857
                                                    --------  -------  -------
    Total expenses.................................  393,476  484,446  373,442
                                                    --------  -------  -------
Income (loss) before income taxes..................     (465)    (790)  18,519
Income tax expense (benefit).......................   12,984   (3,887)   1,683
                                                    --------  -------  -------
    Net income (loss).............................. $(13,449)   3,097   16,836
                                                    ========  =======  =======
Earnings (loss) per common share:
  Basic............................................ $  (1.04)     .24     1.34
  Diluted.......................................... $  (1.04)     .20     1.09
Weighted average number of common shares
 outstanding:
  Basic............................................   12,956   13,095   12,600
  Diluted..........................................   12,956   15,811   15,388


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                (in thousands)

                                                       1999     1998     1997
                                                     --------  -------  -------
Common Stock:
 Balance, beginning of year......................... $    132      132      114
  Issuance of common stock, par value...............        8       --       18
                                                     --------  -------  -------
 Balance, end of year...............................      140      132      132
                                                     --------  -------  -------
Additional paid-in capital:
 Balance, beginning of year.........................  223,976  223,460  192,273
  Issuance of common stock, paid in capital.........    7,539      516   31,187
                                                     --------  -------  -------
 Balance, end of year...............................  231,515  223,976  223,460
                                                     --------  -------  -------
Accumulated other comprehensive (loss) income:
 Balance, beginning of year.........................   16,803   22,278    3,036
  Changes in net unrealized investment gains
   (losses), net of tax.............................  (46,138)  (5,475)  19,242
   Net unrealized investment losses of written-off
    subsidiary, net of tax..........................      151       --       --
                                                     --------  -------  -------
 Balance, end of year...............................  (29,184)  16,803   22,278
                                                     --------  -------  -------
Treasury stock, at cost:
 Balance, beginning of year.........................   (9,268)      --       --
  Acquisition of treasury stock.....................     (191)  (9,268)      --
                                                     --------  -------  -------
 Balance, end of year...............................   (9,459)  (9,268)      --
                                                     --------  -------  -------
Deferred compensation on restricted stock:
 Balance, beginning of year.........................   (1,074)  (1,465)      --
  Net forfeitures (issuance) of restricted stock....   (2,073)     391   (1,465)
                                                     --------  -------  -------
 Balance, end of year...............................   (3,147)  (1,074)  (1,465)
                                                     --------  -------  -------
Retaining earnings:
 Balance, beginning of year.........................   87,985   84,888   68,052
  Net income (loss).................................  (13,449)   3,097   16,836
                                                     --------  -------  -------
 Balance, end of year...............................   74,536   87,985   84,888
                                                     --------  -------  -------
Total stockholders' equity.......................... $264,401  318,554  329,293
                                                     ========  =======  =======

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                        1999     1998     1997
                                                      --------  -------  ------
Net income (loss).................................... $(13,449)   3,097  16,836
                                                      --------  -------  ------
Other comprehensive (loss) income, net of taxes:
  Increase (decrease) in unrealized gains (losses) on
   investments net of taxes of $(24,836); $2,958; and
   $12,316...........................................  (46,124)   5,493  22,872
  Reclassification adjustments for gains in net
   income net of taxes of $(8); $(5,906); and
   $(1,955)..........................................      (14) (10,968) (3,630)
  Net unrealized investment losses of written-off
   subsidiary, net of taxes of $81; $0; and $0.......      151       --      --
                                                      --------  -------  ------
  Other comprehensive income (loss), net of taxes....  (45,987)  (5,475) 19,242
                                                      --------  -------  ------
Comprehensive income (loss).......................... $(59,436)  (2,378) 36,078
                                                      ========  =======  ======


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                    1999       1998      1997
                                                  ---------  --------  --------
Cash flows from operating activities:
 Net income (loss)..............................  $ (13,449)    3,097    16,836
                                                  ---------  --------  --------
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization.................      3,768     3,453     2,054
  Net realized investment gains.................        (22)  (16,874)   (5,585)
  Write-off of subsidiary.......................     10,452        --        --
  Deferred tax expense (benefit)................     12,659    (3,443)    1,516
  Change in:
  Premiums in course of collection..............     (2,771)   33,839    19,972
  Premiums due under retrospective policies.....      1,764   (14,463)   (8,874)
  Receivable from reinsurers....................     60,407   (64,230)     (303)
  Prepaid reinsurance premiums..................     (1,254)   21,928    19,634
  Funds on deposit with reinsurers..............        339     2,299    (5,716)
  Deferred policy acquisition costs.............     (2,019)      776     3,623
  Loss and loss adjustment expense reserves.....   (189,740)   (1,826)  (72,170)
  Unearned premiums.............................      9,554   (36,058)  (36,019)
  Funds held....................................     (4,983)   (9,974)    7,548
  Other operating assets and liabilities........      2,304   (49,705)    2,513
                                                  ---------  --------  --------
   Total adjustments............................    (99,542) (134,278)  (71,807)
                                                  ---------  --------  --------
   Net cash used in operating activities........   (112,991) (131,181)  (54,971)
                                                  ---------  --------  --------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale..    184,817   409,954   140,985
  Equity securities.............................      8,311       986    26,767
  Other investments.............................         --       842     1,559
 Maturities or calls:
  Fixed maturity securities available-for-sale..    149,610   155,698   163,907
  Fixed maturity securities held-to-maturity....         --        --     5,972
 Investment purchases:
  Fixed maturity securities available-for-sale..   (180,269) (392,686) (306,180)
  Equity securities.............................    (18,940)  (18,337)       --
 Net purchases of property and equipment........    (10,313)   (6,134)   (6,793)
 Cash and cash equivalents of written-off
  subsidiary....................................    (12,843)       --        --
 Acquisition of subsidiary, net of cash
  acquired......................................         --        --     5,124
 Payment of acquisition expenses................         --        --    (3,730)
 Other proceeds.................................        867        --        92
 Proceeds from disposal of subsidiary, net......         --        --    10,000
                                                  ---------  --------  --------
  Net cash provided by investing activities.....    121,240   150,323    37,703
                                                  ---------  --------  --------
Cash flows from financing activities:
  Proceeds from senior bank debt................         --        --    65,000
  Repayment of senior bank debt.................     (5,996)       --        --
  Repayment of acquired bank debt...............         --        --   (35,638)
  Payment for debt issuance expense.............         --      (675)   (1,017)
  Issuance of common stock......................      5,474       831       156
  Acquisition of treasury stock.................       (191)   (9,268)       --
                                                  ---------  --------  --------
  Net cash (used in) provided by financing
   activities...................................       (713)   (9,112)   28,501
                                                  ---------  --------  --------
Net increase in cash and cash equivalents.......      7,536    10,030    11,233
Cash and cash equivalents at beginning of year..     70,747    60,717    49,484
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $  78,283    70,747    60,717
                                                  =========  ========  ========
Supplemental disclosure of cash flow
 information:
  Interest paid.................................  $  10,163    10,603     8,803
                                                  =========  ========  ========
  Reclassification of fixed income securities
   from held-to-maturity to available-for sale
   available for sale...........................  $      --        --   348,130
                                                  =========  ========  ========

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

   As discussed in Note 4, the Company has written-off its remaining investment in and deferred taxes associated with LMI Insurance Company (LMI). The assets and liabilities of LMI have not been included in the accompanying balance sheet as of December 31, 1999. The 1998 consolidated financial statements have not been restated.

   The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles. Certain items in the December 31, 1998 and 1997 consolidated financial statements have been reclassified to conform to the current year's presentation. Such reclassifications had no impact on stockholders' equity or net income (loss) as previously reported.

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

 Deferred Acquisition Costs

   Costs of acquiring insurance business which vary with and are primarily related to the production of such business are deferred. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred acquisition costs are amortized ratably over the period the related premiums are earned. Anticipated investment income and business line profitability are considered in the determination of the recoverability of deferred acquisition costs. Amortization of deferred acquisition costs were $65.3 million, $71.5 million and $61.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

 Investments

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

 Debt Issuance Costs

   Deferred financing and related costs consist of capitalized fees associated with the $65 million senior revolving credit facility and the issuance of $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures). These costs include underwriting, legal and accounting fees. Debt issuance costs of $5.6 million were capitalized in connection with the issuance of the Debentures and are being amortized on the straight line basis and charged to income over the remaining life of each instrument.

 Certain Risks and Uncertainties

   The preparation of these financial statements requires management to make estimates and assumptions as of the date of the financial statements that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities. Management must make estimates and assumptions that affect amounts of revenues and expenses for the reporting period, primarily for loss and loss adjustment expense incurred. Management must also make estimates and assumptions in determining reinsurance and retrospective premium collectibility, deferred tax asset utilization and in determining litigation accruals. Actual results could differ from these estimates. Future events, which could impact the estimates used in these financial statements, include inflationary pressures that may tend to affect the amount of loss; judicial, legislative and regulatory decisions affecting insurers' liabilities; and fluctuations in interest rates.

 Accounting Standards

   In June, 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the statement of operations or in a separate statement. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Unrealized available-for-sale investment gains and losses is the Company's most significant item of other comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has presented a consolidated statement of comprehensive income.

                        HIGHLANDS INSURANCE GROUP, INC.

   In June, 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements. SFAS 131 requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. For reporting purposes, the Company has one segment.

   In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This statement provides guidance for the recording of a liability for insurance-related assessments. The statement requires that a liability be recorded when all of the following conditions have been met: an assessment has been imposed or it is probable that an assessment will be imposed; the event obligating an entity to pay an imposed or probable assessment has occurred on or before the date of the financial statements; and the amount of the assessment can be reasonably estimated. This statement is effective for fiscal years beginning after December 15, 1998. The adoption of the provisions of SOP 97-3 did not have a material impact on results of operations or financial condition.

   In March 1998, AcSEC issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement specifies the types of costs that must be capitalized and amortized over the software's expected useful life and the types of costs which must be immediately recognized as expense. For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Certain internal and external costs incurred to develop internal-use computer software that relate to system design, software configuration and interfaces, coding, testing and installation to hardware should generally be capitalized. This statement is effective for fiscal years beginning after December 15, 1998. The adoption of the provisions of SOP 98-1 did not have a material impact on results of operations, financial condition or cash flows.

   In June, 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 defers the effective date of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) for one year. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company anticipates that the adoption of the provisions of SFAS 133 and SFAS 137 will not have a material impact on the results of operations, financial condition or cash flows.

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

                        HIGHLANDS INSURANCE GROUP, INC.

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

   American Reliance is an insurance holding company for the following property and casualty insurance companies: Northwestern National Casualty Company (NNCC); Pacific National Insurance Company (PNIC); Pacific Automobile Insurance Company (PAIC); State Capital Insurance Company (SCIC); American Professionals Insurance Company (APIC); NN Insurance Company (NNIC); and Statesman Insurance Company (SIC).

   The following unaudited pro forma information presents the results of operations of the Company and American Reliance for the year ended December 31, 1997, with pro forma adjustments as if the acquisition and transactions related to the funding of the acquisition had been consummated as of January 1, 1997. This pro forma information is not necessarily indicative of what would have occurred had the acquisition and related transactions been made on the date indicated, or of future results of the Company.

                                                                  Year Ended
                                                               December 31, 1997
                                                               -----------------
                                                                (In thousands,
                                                                    except
                                                                per share data)
      Revenues................................................     $507,038
      Net income..............................................     $ 18,372
      Basic earnings per share................................     $   1.46
      Diluted earnings per share..............................     $   1.19

3. Disposal of Assets

   In December 1997, the Company sold to an independent purchaser a management contract which was acquired as part of the American Reliance acquisition. The management contract established control over Northwestern National Casualty Mutual (NNCM). NNCM, a Texas county mutual insurance company, wrote non-standard personal automobile insurance business in Texas and was 100% reinsured by NNCC. In a separate transaction, all of the existing in force business of NNCM, including the outstanding unearned premium reserves and outstanding loss reserves, the renewal rights and broker agreements, were transferred to an independent purchaser. Highlands Group has provided a partial guarantee (up to $1.3 million) of the adequacy of the loss reserves.

   Total proceeds to the Company from both transactions were $13.5 million. NNCC's historical cost basis for the assets being sold did not exceed $2.5 million. These transactions were part of the fair value allocation of the purchase price of American Reliance.

                        HIGHLANDS INSURANCE GROUP, INC.

4. Write-off of Subsidiary

   The Company wrote-off its remaining investment in and deferred tax assets associated with LMI, which has been in run-off since April 1997 when it was acquired in the purchase of American Reliance. The charge, totaling $22.1 million, consists of $10.5 million for the Company's remaining investment in LMI and $11.6 million of associated deferred tax assets. In March 2000, the Court of Common Pleas in Franklin County, Ohio, entered an order appointing the Superintendent of Insurance of the State of Ohio as the Rehabilitator of LMI. As Rehabilitator, the Superintendent is by operation of law vested with control of LMI, including title to all LMI assets. Since 1997, the Company supported LMI; however, based upon a year-end assessment of the value of LMI, the Company concluded that continued support of LMI was no longer in the best interest of the Company and its shareholders. Management believes that the regulatory matters concerning LMI will not have a material impact on the Company's ongoing operations.

   Following is a summary of net assets and results of operations of LMI as of December 31, 1999 (the date of disposal) and 1998 and for the periods then ended (in thousands):

                                                                 1999     1998
                                                                -------  ------
      Fixed maturity securities, at fair value................. $18,686  22,221
      Highlands Group preferred stock..........................   4,641  21,366
                                                                -------  ------
        Total investments......................................  23,327  43,587
      Cash and cash equivalents................................  12,843  16,346
      Receivable from reinsurers...............................  42,412  29,952
      Other assets.............................................   2,247   6,640
                                                                -------  ------
        Total Assets........................................... $80,829  96,525
                                                                =======  ======
      Loss and loss adjustment expense reserves................  60,284  82,839
      Other liabilities........................................  10,093   1,090
                                                                -------  ------
        Total liabilities...................................... $70,377  83,929
                                                                =======  ======
      Net Assets............................................... $10,452  12,596
                                                                =======  ======

                                                                 Years Ended
                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
      Total revenues........................................... $ 3,396   3,882
      Total expenses...........................................   3,099   9,913
                                                                -------  ------
        Net income (loss) before taxes.........................     297  (6,031)
      Income tax expense (benefit).............................   2,604  (2,531)
                                                                -------  ------
        Net loss............................................... $(2,307) (3,500)
                                                                =======  ======

   The 1998 consolidated financial statements have not been restated to reflect the write-off of LMI. LMI stand alone financial statements were not prepared and issued in accordance with generally accepted accounting principles for the current or prior years. The 1998 LMI stand alone financial statements prepared in accordance with statutory accounting practices received an adverse audit opinion due to a deficiency in loss reserves with an explanatory paragraph regarding LMI's ability to continue as a going concern.

                        HIGHLANDS INSURANCE GROUP, INC.

5. Investments and Investment Income

   Net investment income for the years ended December 31, 1999, 1998 and 1997 is comprised of the following (in thousands):

                                                            1999    1998   1997
                                                           ------- ------ ------
      Gross investment income:
      Fixed maturity securities........................... $62,981 74,075 68,074
      Equity securities...................................   1,973    517  2,073
      Cash equivalents and other investments..............   3,456  4,050  5,369
                                                           ------- ------ ------
        Gross investment income...........................  68,410 78,642 75,516
      Investment expenses.................................     726    673  1,133
                                                           ------- ------ ------
        Net investment income............................. $67,684 77,969 74,383
                                                           ======= ====== ======

   The following is a summary of available-for-sale securities as of December 31, 1999 and 1998 (in thousands):

                                                         Gross
                                                       Unrealized
                                           Amortized --------------
                                             Cost    Gains  Losses   Fair Value
                                           --------- ------ -------  ----------
December 31, 1999--
  Fixed maturities available-for-sale:
    United States Government and
     government agencies.................. $119,510      63  (3,615)   115,958
    States, municipalities and political
     subdivisions.........................   41,735   1,064  (1,460)    41,339
    Asset-backed and collateralized
     securities...........................  351,297     436 (15,137)   336,596
    Corporate securities..................  290,052     328 (21,795)   268,585
                                           --------  ------ -------  ---------
                                            802,594   1,891 (42,007)   762,478
  Equity securities.......................   31,376     375  (5,157)    26,594
                                           --------  ------ -------  ---------
                                           $833,970   2,266 (47,164)   789,072
                                           ========  ====== =======  =========
December 31, 1998--
  Fixed maturities available-for-sale:
    United States Government and
     government agencies.................. $202,499   3,076     (63)   205,512
    States, municipalities and political
     subdivisions.........................   57,227   4,035     (73)    61,189
    Asset-backed and collateralized
     securities...........................  407,565   8,688  (1,242)   415,011
    Corporate securities..................  307,479  11,665    (734)   318,410
    Other.................................    1,088      26      --      1,114
                                           --------  ------ -------  ---------
                                            975,858  27,490  (2,112) 1,001,236
  Equity securities.......................   20,585     487     (15)    21,057
                                           --------  ------ -------  ---------
                                           $996,443  27,977  (2,127) 1,022,293
                                           ========  ====== =======  =========

   The fair value of investments is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for similar investments and issues. With the exception of the securities of United States Government and government agencies, the Company has no investment in any one individual security issuer exceeding 10 percent of total assets.

                        HIGHLANDS INSURANCE GROUP, INC.

   The amortized cost and estimated fair value of fixed maturity securities as of December 31, 1999, by contractual maturity, are presented below (in thousands). Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Securities with multiple maturity dates are disclosed separately rather than allocated over several maturity groupings.

                                                               Amortized  Fair
                                                                 Cost     Value
                                                               --------- -------
      Available-for-sale:
        Within one year....................................... $  7,955    7,949
        After one year through five years.....................  132,099  129,318
        After five years through ten years....................  118,773  112,279
        After ten years.......................................  192,470  176,336
        Asset-backed and collateralized securities............  351,297  336,596
                                                               --------  -------
                                                               $802,594  762,478
                                                               ========  =======

   The change in net unrealized gains and losses on investments available-for-sale follows (in thousands):

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                       1999     1998    1997
                                                     --------  ------  -------
      Fixed maturity securities....................  $(65,889) (8,751)  30,291
      Equity securities............................    (5,092)    328     (687)
      Write-off of subsidiary net unrealized loss..       232      --       --
                                                     --------  ------  -------
                                                     (70,749)  (8,423)  29,604
      Deferred income taxes........................    24,762   2,948  (10,362)
                                                     --------  ------  -------
        Change in net unrealized gains and losses,
         net of tax................................  $(45,987) (5,475)  19,242
                                                     ========  ======  =======

 Sales of Securities

   Gross realized investment gains and losses and proceeds from the sale of investments for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                     1999     1998     1997
                                                   --------  -------  -------
      Fixed maturities:
        Gross realized gains...................... $  3,967   18,975    2,597
        Gross realized losses.....................   (4,866)  (3,050)    (238)
                                                   --------  -------  -------
                                                   $   (899)  15,925    2,359
                                                   ========  =======  =======
      Equity securities:
        Gross realized gains...................... $     --      387    1,987
        Gross realized losses.....................       --      385       --
                                                   --------  -------  -------
                                                   $     --        2    1,987
                                                   ========  =======  =======
      Other investments:
        Gross realized gains...................... $    921      999    1,239
        Gross realized losses.....................       --      (52)      --
                                                   --------  -------  -------
                                                   $    921      947    1,239
                                                   --------  -------  -------
      Proceeds from sale of fixed maturity
       securities (calls and maturities
       excluded).................................. $185,684  409,954  140,985
                                                   ========  =======  =======

                        HIGHLANDS INSURANCE GROUP, INC.

6. Dividends from Subsidiaries and Statutory Information

   The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 2000, the total maximum amount of dividends which can be paid without such approval is approximately $30.9 million.

   Combined net income and policyholders' surplus of the Company's combined insurance subsidiaries, as determined in accordance with statutory accounting practices, follows (in millions):

                                                              1999  1998  1997
                                                             ------ ----- -----
      Net income............................................ $  6.5  13.4  18.5
                                                             ====== ===== =====
      Policyholders' surplus................................ $270.8 313.5 333.1
                                                             ====== ===== =====

   The above combined statutory financial information of the Company's insurance subsidiaries was prepared in accordance with accounting practices prescribed or permitted by the various insurance departments of the insurance subsidiaries' states of domicile. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners
(NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1999, the Company's insurance subsidiaries obtained permission from certain insurance departments to write-off directly to policyholder surplus certain computer software amounts that were previously non-admitted under prescribed statutory accounting practices. There was no impact on surplus at December 31, 1999 due to this permitted accounting. The Company's insurance subsidiaries did not have any other material permitted statutory accounting practices in 1999, 1998 and 1997.

   In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (the Codification). The implementation of the Codification and the date thereof will be ultimately dependent on an insurer's state of domicile. Until the Company is notified of the implementation plans by the various insurance departments, the Company cannot reasonably determine the impact of the Codification on its statutory financial information.

   The NAIC adopted risk based capital (RBC) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk for a company's mix of products and its balance sheet. The insurance subsidiaries of the Company have an RBC amount above the company action level, as defined by the NAIC at December 31, 1999.

   The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist state Insurance Commissioners to oversee the financial condition of insurance companies operating in their respective states. If the review confirms that the insurer's situation should be accorded the highest surveillance priority, the insurer receives a "first priority" designation. The "second priority" and "third priority" designations signify recommendations for lower levels of increased regulatory attention. The NAIC's review of each company's financial ratio results and statutory annual statements for 1999 has not been completed.

                        HIGHLANDS INSURANCE GROUP, INC.

7. Federal and Foreign Income Taxes

   The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109).

   The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance as of December 31, 1999 and 1998, respectively, follow (in thousands):

                                                               1999      1998
                                                             --------  --------
      Deferred tax assets--
        Loss and loss adjustment expense reserves........... $ 45,281    51,301
        Net operating loss carryforward.....................   43,304    50,222
        Unearned premiums...................................   10,014     9,475
        Deferred credits for processing fees................    2,726     3,642
        Unrealized loss on investments......................   15,714        --
        Other...............................................    6,607     7,592
                                                             --------  --------
          Gross deferred tax assets.........................  123,646   122,232
        Valuation allowance.................................  (12,791)  (18,994)
                                                             --------  --------
          Net deferred tax assets...........................  110,855   103,238
                                                             --------  --------
      Deferred tax liabilities--
        Deferred acquisition costs..........................   11,745    11,038
        Accrued retrospective premiums......................    9,999     8,629
        Unrealized gain on investments......................       --     9,048
        Other...............................................    6,575     4,090
                                                             --------  --------
          Gross deferred tax liabilities....................   28,319    32,805
                                                             --------  --------
            Net deferred tax asset.......................... $ 82,536    70,433
                                                             ========  ========

   The realization of the net deferred tax asset is dependent upon the Company's ability to generate sufficient taxable income in future periods. The net deferred tax asset is net of valuation allowances of $12.8 and $19.0 million as of December 31, 1999 and 1998, respectively. The reduction in the valuation allowance includes $5.6 million related to the valuation allowance associated with the acquired net operating loss carryforwards of LMI. The valuation allowances are based upon management's assessment that it is more likely than not that the portion of the deferred tax asset related to American Reliance's purchased net operating loss carryforwards (reduced in 1999 for those associated with LMI) and Highlands (UK)'s net operating loss carryforwards will not be realized. For tax return purposes, the Company had net operating loss carryforwards that expire net of valuation allowances, if unused, in 2011-2019. Based upon Highlands Group's anticipated future earnings, projected reversal of the temporary differences, tax planning strategies available if required and all other available evidence, both positive and negative, management has concluded it is more likely than not that the net deferred tax asset will be realized. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable.

                        HIGHLANDS INSURANCE GROUP, INC.

   The income tax expense (benefit) was different from the amount computed by applying the federal income tax rate to income (loss) before income taxes for the following reasons (in thousands):

                                    1999     1998    1997
                                   -------  ------  ------
      Income (loss) before income
       taxes...................... $  (465)   (790) 18,519
      Tax rate....................      35%     35%     35%
                                   -------  ------  ------
        Application of the tax
         rate.....................    (163)   (277)  6,482
      Tax effect of:
        Tax-exempt interest.......  (1,102) (2,547) (4,731)
        Write-off of subsidiary...   3,657      --      --
        Net deferred taxes of
         written-off subsidiary...  11,618      --      --
        Other.....................  (1,026) (1,063)    (68)
                                   -------  ------  ------
          Income tax (benefit)
           expense................ $12,984  (3,887)  1,683
                                   =======  ======  ======

   The income tax expense (benefit) consisted of the following (in thousands):

                                                             1999   1998   1997
                                                            ------ ------  -----
      Current expense (benefit)............................    325   (444)   167
      Deferred expense (benefit)........................... 12,659 (3,443) 1,516
                                                            ------ ------  -----
        Income tax expense (benefit)....................... 12,984 (3,887) 1,683
                                                            ====== ======  =====

8. Debt and Preferred Stock Outstanding

   On April 30, 1997, the Company entered into a $65 million Credit Agreement, with a consortium of banks. The Credit Agreement, which contains customary terms and restrictions, currently provides for an interest rate of LIBOR plus 150 to 225 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. During 1999, the Company repaid $6.0 million of the loan. This payment permanently reduced the senior revolving credit facility from $65.0 million to $59.0 million. The average interest rate for the year ended December 31, 1999 was 6.59%. The Company and its lenders have amended the Credit Agreement to amend certain financial covenants and to provide for the payment of $10.0 million in principal during 2000. The Company is in compliance with the amended covenants in the Credit Agreement.

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

   The carrying values of the Debentures, Series A Warrants and Series B Warrants at the Distribution date were determined by allocating the $62.85 million purchase price based upon the estimated relative fair value of such securities. The estimated fair value of the Series A Warrants and Series B Warrants amounting to $8.2 million was recorded in paid-in capital, net of $.8 million of Debentures' acquisition costs. The debt discount related to the value allocated to the Series A Warrants and Series B Warrants is being amortized over the ten-year life of the Debentures and amounted to $.8 million for the year ended December 31, 1999.

   The Debentures are convertible, at the option of the holders, into Common Stock of Highlands Group. If all of the Debentures are converted into Highlands Group Common Stock at the conversion price of $16.16 per

                        HIGHLANDS INSURANCE GROUP, INC.

share, the holders would receive approximately 3.9 million shares of Highlands Group Common Stock and have an ownership interest in Highlands Group of approximately 23%. Interest on the Debentures is payable semi-annually in cash at 10% per annum. Highlands Group can redeem the Debentures at any time after December 31, 2002. Total interest expense incurred and paid on the Debentures was $6.0 million in 1999, 1998 and 1997. The total amortization of debt discount and acquisition costs incurred related to the Debentures was $1.3 million in 1999, 1998 and 1997.

   The detachable Series A Warrants enable the holders to purchase Highlands Group Common Stock at an exercise price of $9.77 per share, equal to an additional ownership interest in Highlands Group of approximately 19% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately 4.0 million shares of Common Stock of Highlands Group. The exercise price of Highlands Group Common Stock into which the Series A Warrants are exercisable is subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment increased the exercise price by $0.94 per share in 1999 and reduced the exercise price by $2.04 and $2.02 per share in 1998 and 1997, respectively. The detachable Series A Warrants expire on December 31, 2005.

   The detachable Series B Warrants enable the holders to purchase Highlands Group Common Stock at an exercise price of $9.77 per share, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by the holders in the event that the average closing market price of Highlands Group Common Stock exceeds 1.61 times the exercise price for any 30 consecutive trading days between January 1, 1999 and December 31, 2000. If all of the Series B Warrants were exercised, the holders would receive approximately 1.0 million additional shares of Highlands Group Common Stock. The Series B Warrants exercise price is subject to the same adjustment as the Series A Warrants. The detachable Series B Warrants expire on December 31, 2005.

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

   If the Debentures are converted into Common Stock of Highlands Group and the Series A and B Warrants are utilized by the holders to purchase Common Stock of Highlands Group, the holders will have an ownership interest in Highlands Group of approximately 40%.

   On April 30, 1997, the Company authorized the designation of a series of Preferred Stock (the "Series One Preferred Stock") for use in transactions related to the acquisition of American Reliance. The Company is authorized to issue up to 50,000 shares of non-voting shares of the Series One Preferred Stock. At the time of the stock issuance 100% of the outstanding shares were held by the subsidiaries of Highlands Group and eliminated in consolidation. At December 31, 1999, there were 15,004.32 shares issued and outstanding of which 4,660.66 shares were held by LMI. As a result of the Company's write-off of LMI the shares held by LMI are reflected as outstanding in the consolidated balance sheet of the Company as of December 31, 1999. The Series One Preferred Stock have cumulative dividends payable quarterly at 6% and can be in the form of cash or paid-

                        HIGHLANDS INSURANCE GROUP, INC.

in-kind ("PIK") dividends with PIK dividends being elected to date. The Series One Preferred Stock is mandatorily redeemable at January 1, 2004. The liquidation preference amount is $1,000 per share plus cumulative unpaid dividends.

9. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          1999     1998   1997
                                                        --------  ------ ------
NUMERATOR:
  Net income (loss), as reported and for basic earnings
   (loss) per share.................................... $(13,449)  3,097 16,836
  Effect of dilutive securities--after tax debt expense
   applicable to convertible subordinated debentures...       --      --     --
                                                        --------  ------ ------
  Numerator for diluted earnings (loss) per common
   share--income available to common stockholders after
   assumed conversions................................. $(13,449)  3,097 16,836
DENOMINATOR:
  Denominator for basic earnings (loss) per share--
   weighted average shares.............................   12,956  13,095 12,600
  Effect of dilutive securities:
    Common stock warrants and outstanding stock options
     (based on treasury stock method)..................       --   2,716  2,788
    Convertible subordinated debentures................       --      --     --
                                                        --------  ------ ------
  Denominator for diluted earnings per share--adjusted
   weighted average shares and assumed conversions..... $ 12,956  15,811 15,388
                                                        ========  ====== ======
  Basic earnings (loss) per share...................... $  (1.04)    .24   1.34
  Diluted earnings (loss) per share.................... $  (1.04)    .20   1.09

   The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during 1999, 1998 and 1997, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive.

   Stock options for 978,309 and 400,048 shares for 1999 and 1998, respectively, were not included in earnings per share calculations as they were antidilutive.

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

   Based upon its evaluations of reinsurers, the Company has established an allowance for uncollectible reinsurance ($2.2 million and $1.7 million as of December 31, 1999 and 1998, respectively) or does not record certain contracts as ceded business but retains these amounts ($22.9 million and $22.3 million as of December 31, 1999 and 1998, respectively) as loss reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring accurate information for certain reinsurers, including Lloyds' syndicates and members, the Company

                        HIGHLANDS INSURANCE GROUP, INC.

believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to certain carriers and reinsurers that are not authorized reinsurers as determined by the appropriate Department of Insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances IBNR. As of December 31, 1999, such collateral totaled approximately $41.2 million.

   The Company's three largest recoverables as of December 31, 1999, were approximately $137.9 million with Underwriters at Lloyds of London, $90.9 million with American Reinsurance Company and $64.0 million with General Reinsurance Company. American Reinsurance Company and General Reinsurance Company are rated by A. M. Best A+ and A++ rating, respectively.

   The effects of assumed and ceded reinsurance on net premiums and losses follows (in thousands):

                            Direct  Assumed   Ceded      Net
                           -------- -------  --------  -------
Year ended December 31,
 1999--
  Written premiums........ $355,313  8,816    (30,524) 333,605
  Earned premiums......... $345,885  9,181    (29,761) 325,305
  Loss and loss adjustment
   expense incurred....... $257,024 21,973    (40,057) 238,940
                           ======== ======   ========  =======
Year ended December 31,
 1998--
  Written premiums........ $370,210  7,874     (3,268) 374,816
  Earned premiums......... $406,028  8,464    (25,679) 388,813
  Loss and loss adjustment
   expense incurred....... $321,033 27,573    (20,206) 328,400
                           ======== ======   ========  =======
Year ended December 31,
 1997--
  Written premiums........ $342,414  3,631    (68,308) 277,737
  Earned premiums......... $367,630 (8,879)   (46,758) 311,993
  Loss and loss adjustment
   expense incurred....... $273,114 79,269   (105,904) 246,479
                           ======== ======   ========  =======

11. Loss and Loss Adjustment Expense Reserves

   The Company establishes loss reserves which are estimates of future payments of reported and unreported claims for losses and the related expenses with respect to insured events that have occurred. The process of establishing loss reserves is subject to uncertainties that are normal, recurring and inherent in the property and casualty business. The process requires reliance upon estimates based on available data that reflects past experience, current trends and other information and the exercise of informed judgment. As information develops that varies from experience, provides additional data or, in some cases, augments data that previously was not considered sufficient for use in determining reserves, changes in the Company's estimate of ultimate liabilities may be required. The effect of these changes, net of reinsurance, is charged or credited to income for the periods in which they are determined.

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

                        HIGHLANDS INSURANCE GROUP, INC.

   The Company uses methods and assumptions that are consistent with prevailing actuarial practice and are modified periodically based on changes in circumstances. However, estimation of loss reserves for asbestos, environmental related and other long-term exposure claims is one of the most difficult aspects of establishing reserves, especially given the above uncertainties. The Company has recorded its best estimate of loss and loss adjustment expense reserves; however because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved in the near future, the ultimate amounts paid upon settlement of these matters may be more or less than the current estimate.

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

                                                   1999       1998      1997
                                                ----------  --------- ---------
Balance at January 1........................... $1,603,548  1,605,374 1,156,824
  Acquisition of American Reliance.............         --         --   520,719
  Less--Reinsurance recoverables...............    732,567    692,668   652,449
                                                ----------  --------- ---------
Net balance at January 1.......................    870,981    912,706 1,025,094
                                                ----------  --------- ---------
Incurred related to--
  Current year.................................    247,027    256,528   230,033
  Commutation of Aggregate Excess of Loss
   Reinsurance Agreement.......................         --     50,000        --
  Prior year--
    Asbestos and environmental.................      1,795     19,119     5,433
    All other..................................     (9,882)     2,753    11,013
                                                ----------  --------- ---------
  Total prior year.............................     (8,087)    21,872    16,446
                                                ----------  --------- ---------
    Total incurred.............................    238,940    328,400   246,479
                                                ----------  --------- ---------
Paid related to--
  Current year.................................    101,294     90,635   120,705
  Prior year...................................
    Asbestos and environmental.................     15,038      9,712     6,812
    All other..................................    230,240    269,778   231,350
                                                ----------  --------- ---------
  Total prior year.............................    245,278    279,490   238,162
                                                ----------  --------- ---------
    Total paid.................................    346,572    370,125   358,867
                                                ----------  --------- ---------
Elimination of reserves of written-off
 subsidiary....................................     24,033         --        --
                                                ----------  --------- ---------
Net balance at December 31.....................    739,316    870,981   912,706
  Add--Reinsurance recoverables................    614,208    732,567   692,668
                                                ----------  --------- ---------
Balance at December 31......................... $1,353,524  1,603,548 1,605,374
                                                ==========  ========= =========

   As a result of changes in estimates of insured events in prior years, primarily environmental and pollution claims, construction defect claims and catastrophe claims, and the effects of the termination of the Stop Loss Agreement in 1998, the provision for losses and loss adjustment expenses (net of reinsurance recoveries of $20.6 million, $69.3 million, and $112.5 million for 1999, 1998 and 1997, respectively) decreased by $8.1 million in 1999 and increased $71.9 million in 1998, $16.4 million in 1997.

                        HIGHLANDS INSURANCE GROUP, INC.

12. Employee Benefits

   The Company has a retirement and savings plan (defined contribution plan) for which all employees are eligible to participate. The Company's contributions are restricted to amounts authorized annually by the board of directors. Employees, at their option, may contribute a portion of their eligible earnings to the plan. Retirement benefits are based on the balance in each employee's account, including the amount vested in employer contributions. The plan may be canceled at any time at the option of the Company. The Company's net contributions to the plan for 1999, 1998 and 1997 were approximately $1.2 million, $1.1 million, and $1.3 million, respectively.

13. Stock Compensation Plans

   At December 31, 1999, the Company had two types of stock-based compensation plans, a stock option plan and a restricted stock plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost is being recognized for the grant of options to acquire Company Common Stock prior to a market price (January 23, 1996) for Company Common Stock. The compensation cost that has been charged against income for its stock-based plans was $321,000, $472,000 and $500,000 for 1999, 1998 and 1997, respectively. However, no compensation cost has been recognized for shares issued with an exercise price equal to the market value at date of grant. Had all compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                           1999    1998   1997
                                                         --------  ----- ------
      Net income (loss)..................... As reported $(13,449) 3,097 16,836
                                             Pro forma   $(13,974) 1,915 15,568
      Basic earnings (loss) per share....... As reported $  (1.04)   .24   1.34
                                             Pro forma   $  (1.08)   .15   1.24
      Diluted earnings (loss) per share..... As reported $  (1.04)   .20   1.09
                                             Pro forma   $  (1.08)   .12   1.01

   During 1999, the Company gave its employees the opportunity to exchange stock options and restricted stock for new stock options and restricted stock with a current market price. Employees taking advantage of this opportunity forfeited all vesting to date and 25% of their shares subject to option. The newly issued stock options fully vest after three years with the opportunity for accelerated vesting if certain performance measures are met. The vesting of the restricted stock is based on performance measures, but in any event vest at the end of three years.

 Stock Option Plan

   Pursuant to the Company's 1995 Stock Option Plan, Highlands Group may grant either incentive stock options (ISO) or non-qualified stock options (NQSO). The exercise price for each share subject to an option will be an amount that the Compensation Committee of the Board of Directors determines, in its good faith judgment. In the case of ISOs, however, the exercise price per share may not be less than the amount the Committee determines, in its good faith judgment, to be not less than 100% of the fair value of the Company's common stock on the date the option is granted. Options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that were reserved for issuance under all option plans was 1,350,000 at December 31, 1999.

                        HIGHLANDS INSURANCE GROUP, INC.

   A summary of the status of the Company's stock option plans at December 31, 1999 and changes during the three years then ended is presented below:

                                 1999                1998               1997
                          ------------------- ------------------- ------------------
                                    Weighted-           Weighted-          Weighted-
                                     Average             Average            Average
                           Shares   Exercise   Shares   Exercise  Shares   Exercise
Fixed Options              (000)      Price    (000)      Price    (000)     Price
-------------             --------  --------- --------  --------- -------  ---------
Outstanding at beginning
 of year................   841,920   $18.35    751,983   $17.22   486,000   $15.03
Granted.................   448,201   $11.91    233,150   $23.78   333,000   $20.31
Exercised...............        --   $   --     (8,375)  $17.31   (10,599)  $14.69
Forfeited...............  (311,812)  $21.31   (134,838)  $21.47   (56,418)  $17.06
                          --------   ------   --------   ------   -------   ------
Outstanding at end of
 year...................   978,309   $14.48    841,920   $18.35   751,983   $17.22
                          ========            ========            =======   ======
Options exercisable at
 year-end...............   389,679             299,757            125,589
                          ========            ========            =======

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                            Number     Remaining  Average    Number    Average
                          Outstanding Contractual Exercise Exercisable Exercise
Range of Exercise Prices  at 12/31/99    Life      Price   at 12/31/99  Price
------------------------  ----------- ----------- -------- ----------- --------
$9.50-13.25..............   442,813      9.29      $11.76      7,164    $10.38
$14.69-14.69.............   397,033      6.01      $14.69    322,033    $14.69
$14.88-28.38.............   138,463      7.94      $22.59     60,482    $21.96
                            -------                          -------
$9.50-28.38..............   978,309      7.77      $14.48    389,679    $15.74
                            =======                          =======

   The fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997 was $3.4 million, $3.1 million and $2.3 million, respectively. The weighted average estimated per share fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $7.61, $13.25 and $6.80, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 1999, 1998 and 1997, respectively: dividend yields of -0- percent, expected volatilities of 46 percent, 48 percent and 15 percent, risk-free interest rates of 6.5 percent, 5.9 percent and 5.8 percent, and expected terms of 6.5 years.

 Employee Stock Purchase Plan

   In May 1998, the Company adopted a tax-qualified employee stock purchase plan (the Purchase Plan). An aggregate of 300,000 shares of the Common Stock has been reserved for issuance under the Purchase Plan. All employees of the Company with at least three months of service can purchase Common Stock on the annual offering date at a price equal to 85% of its fair market value at the time of purchase. Employees can authorize payroll deductions in order to accumulate funds for any offering during the year prior to any offering. At December 31, 1999, 29,105 shares were issued under the Purchase Plan.

 Restricted Stock Plans

   In May 1997, the Company adopted a restricted stock plan ("Restricted Stock Plan") pursuant to which participants are granted an award of shares of the Company's Common Stock (Restricted Stock) subject to restrictions. The number of shares of Restricted Stock granted to each participant is equal to the number of shares

                        HIGHLANDS INSURANCE GROUP, INC.

of Common Stock of the Company, if any, that the participant purchases under the Restricted Stock Plan. There are restrictions as to the transferability of the Restricted Stock, which restrictions lapse on the fifth anniversary from the date of issuance if the closing price of the Company's Common Stock is equal to or greater than the prices expressed as a percentage of the price on the date of issuance (the "Restricted Stock Trigger Price"). If the Restricted Stock Trigger Price is at least 1.40 times but less than 1.50 times the price on the date of issuance, 75% of the Restricted Stock shall be forfeited and transferred to the Company, 50% if the Restricted Stock Trigger Price is at least 1.50 times but less than 1.61 times the price on the date of issuance and 0% if the Restricted Stock Trigger Price is 1.61 times the price on date of issuance or higher. Termination of employment with the Company during the restricted period will also cause the Restricted Stock to be forfeited and transferred to the Company.

   As of December 31, 1999, the number of shares of stock reserved under the Restricted Stock Plan was 350,000. The Company granted 276,158, 10,695 and 63,525 shares of Restricted Stock at weighted average fair values of $11.21, $18.20 and $23.20 per share during 1999, 1998 and 1997, respectively. Restricted Stock is considered issued and outstanding when awarded. As of December 31, 1999, 69,761 restricted shares have been forfeited to the Company and 280,617 shares are outstanding under the plan. The fair market value of Restricted Stock on the date of issuance has been recorded as a deferred expense and included as a component of stockholder's equity. No amortization of the deferred expense was recorded in 1999, 1998 or 1997. The deferred expense will be amortized over the remaining vesting period once certain closing prices of the Company's Common Stock are achieved.

15. Fair Value of Financial Instruments

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

   The carrying values and estimated fair values of financial instruments at December 31, 1999 and 1998, were as follows (in thousands):

                                                  1999              1998
                                            ---------------- -------------------
                                            Carrying  Fair   Carrying    Fair
                                            -------- ------- --------- ---------
Assets:
  Fixed maturity securities................ $762,478 762,478 1,001,236 1,001,236
  Equity securities........................ $ 26,594  26,594    21,057    21,057
  Other investments........................ $  3,100   3,100     3,107     3,107
  Cash and cash equivalents................ $ 78,283  78,283    70,747    70,747
  Premium installment receivables.......... $  1,388   1,388     1,114     1,114
  Accrued investment income................ $ 11,396  11,396    13,916    13,916
Liabilities:
  Convertible subordinated debentures...... $ 57,816  60,000    57,017    60,000
  Senior bank debt......................... $ 59,004  59,004    65,000    65,000

                        HIGHLANDS INSURANCE GROUP, INC.

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

16. Contingent Liabilities

Legal Action

   The Company is a party to various claims and legal actions arising in the ordinary course of its insurance business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

Leases

   At December 31, 1999, the Company was obligated under noncancelable operating leases, expiring on various dates through 2003, principally for office space and computer software. Future aggregate minimum rentals on noncancelable operating leases are as follows: $3.7 million in 2000, $2.0 million in 2001, $.9 million in 2002, $.8 million in 2003 and $.3 million thereafter.

   The Company's gross rental expense was approximately $3.1 million, $4.3 million, and $6.6 million for 1999, 1998 and 1997, respectively.

Halliburton--Environmental

   From 1958 until 1986, the Company issued fixed premium (non-retrospectively rated) insurance policies to a subsidiary of Halliburton. From 1987 on, the Company's insurance policies with the Halliburton companies have been written on a retrospectively rated or high-deductible basis. Since the mid-1990's, the subsidiary which had been issued fixed premium policies has received a substantial number of asbestos claims. Through December 31, 1999, the Company paid Halliburton $.8 million under the fixed premium policies on account of the asbestos claims, and billed Halliburton $5.2 million under the retrospectively rated and high-deductible policies on account of asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies. The Company has examined this question, and believes that it is not responsible for a material amount of additional asbestos liability under the fixed premium policies.

17. Business Concentration and Foreign Operations

   In the normal course of business, the Company underwrites risks of its former parent, Halliburton, and various subsidiaries and affiliates of Halliburton. During 1999, 1998 and 1997, net premiums earned from Halliburton aggregated approximately $22.9 million, $53.9 million, and $44.7 million, respectively.

   A portion of this business is retrospectively rated, meaning that ultimate premiums will approximate ultimate losses plus certain expenses. Future premiums due from Halliburton under these retrospective arrangements approximate $108.6 million and $109.5 million at December 31, 1999 and 1998, respectively. The agreement between Halliburton and the Company under which the Company underwrote Halliburton business expired in January 2000.

                        HIGHLANDS INSURANCE GROUP, INC.

   The Company's United Kingdom operations as a percentage of the Company's consolidated revenues, loss before income taxes and identifiable assets as of and for the year ended December 31, 1999, 1998 and 1997 are not significant.

18. Quarterly Financial Data (Unaudited)

   The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 1999 and 1998 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

Quarter Ended                                March 31 June 30  Sept 30  Dec 31
-------------                                -------- -------  -------  -------
                                              (dollars in thousands, except
                                                     per share data)
1999
  Net premiums earned....................... $ 81,705  78,158   78,091   87,351
  Total revenues............................ $ 99,964  96,634   95,942  100,471
  Total expenses............................ $ 96,377  93,034  101,333  102,732
  Net income (loss)......................... $  2,752   2,799   (3,323) (15,677)
  Earnings (loss) per common share:
    Basic................................... $    .22     .22     (.25)   (1.19)
    Diluted................................. $    .20     .20     (.25)   (1.19)
1998
  Net premiums earned....................... $ 83,230  85,652   85,027  134,904
  Total revenues............................ $107,053 107,962  111,013  157,628
  Total expenses............................ $ 98,562 121,211  100,847  163,826
  Net income (loss)......................... $  6,386  (7,732)   6,725   (2,282)
  Earnings (loss) per common share:
    Basic................................... $    .48    (.59)     .51     (.18)
    Diluted................................. $    .37    (.59)     .43     (.18)

                        HIGHLANDS INSURANCE GROUP, INC.

                                   SCHEDULE I

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31,1999
                                 (in thousands)

                                                                    Amount at
                                                                   which Shown
                                                Amortized  Fair      in the
Type of investment                                Cost     Value  Balance Sheet
------------------                              --------- ------- -------------
At December 31, 1999
 Fixed maturity securities available-for-sale:
  United States Government and government
   agencies.................................... $119,510  115,958    115,958
  States, municipalities and political
   subdivisions................................   41,735   41,339     41,339
  Asset-backed and collateralized securities...  351,297  336,596    336,596
  Corporate securities.........................  290,052  268,585    268,585
                                                --------  -------    -------
                                                 802,594  762,478    762,478
 Equity securities.............................   31,376   26,594     26,594
                                                --------  -------    -------
    Total securities, available-for-sale.......  833,970  789,072    789,072
                                                --------  -------    -------
 Other investments.............................    3,100    3,100      3,100
                                                --------  -------    -------
    Total investments.......................... $837,070  792,172    792,172
                                                ========  =======    =======


           See accompanying report of independent public accountants.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (in thousands)

                                                               December 31,
                                                             -----------------
                           ASSETS                              1999     1998
                           ------                            --------  -------
Investments in subsidiaries................................. $350,085  427,963
Fixed maturity securities available-for-sale, at fair
 value......................................................       --    5,092
Cash and cash equivalents...................................   12,731    4,175
Accrued investment income...................................       60    2,086
Net deferred tax asset......................................   29,318    2,809
Taxes receivable from subsidiaries..........................    3,022    3,539
Deferred debt expense.......................................    3,475    4,161
Other assets................................................    3,045    3,594
                                                             --------  -------
    Total assets............................................ $401,736  453,419
                                                             ========  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Senior bank debt............................................ $ 59,004   65,000
Convertible subordinated debentures.........................   57,816   57,017
Payable to subsidiaries.....................................       94      275
Accounts payable and accrued liabilities....................   15,780   12,573
                                                             --------  -------
    Total liabilities.......................................  132,694  134,865
                                                             --------  -------
Mandatorily redeemable preferred stock......................    4,641       --
                                                             --------  -------
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 13,957,303 shares issued and outstanding in
   1999, 13,235,316 shares issues and outstanding in 1998...      140      132
  Additional paid-in capital................................  231,515  223,976
  Accumulated other comprehensive income....................  (29,184)  16,803
  Treasury stock, at cost (739,400 shares in 1999 and
   724,400 shares in 1998)..................................   (9,459)  (9,268)
  Deferred compensation on restricted stock.................   (3,147)  (1,074)
  Retained earnings.........................................   74,536   87,985
                                                             --------  -------
    Total stockholders' equity..............................  264,401  318,554
                                                             --------  -------
    Total liabilities, mandatorialy redeemable preferred
     securities and stockholders' equity.................... $401,736  453,419
                                                             ========  =======

           See accompanying report of independent public accountants.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS
                 (in thousands, except per common share data)

                                                        For the Years ended
                                                            December 31,
                                                       ------------------------
                                                         1999     1998    1997
                                                       --------  ------  ------
Revenues:
  Net investment income............................... $    594     595   1,507
  Net realized investment gains.......................       28      --      --
                                                       --------  ------  ------
    Total revenues....................................      622     595   1,507
                                                       --------  ------  ------
Equity in net income (loss) of subsidiaries(1)........   (4,257) 11,890  24,854
                                                       --------  ------  ------
Expenses:
  Interest expense....................................   11,952  12,291  10,210
  Debt amortization...................................    1,297   1,286   1,411
  Other expenses......................................    1,151   3,041   2,222
                                                       --------  ------  ------
    Total expenses....................................   14,400  16,618  13,843
                                                       --------  ------  ------
  Income (loss) before income tax benefit.............  (18,035) (4,133) 12,518
  Income tax benefit..................................    4,586   7,230   4,318
                                                       --------  ------  ------
    Net income (loss)................................. $(13,449)  3,097  16,836
                                                       ========  ======  ======
Earnings (loss) per common share:
  Basic............................................... $  (1.04) $  .24    1.34
  Diluted............................................. $  (1.04) $  .20    1.09
Weighted average number of common shares outstanding:
  Basic...............................................   12,956  13,095  12,600
  Diluted.............................................   12,956  15,811  15,388

--------
(1) 1999 includes a $22.1 million charge to write-off the Company's $10.5 million investment in LMI and $11.6 million of associated deferred tax assets.


          See accompanying report of independent public accountants.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                            For the Years ended December 31,
                                            -----------------------------------
                                               1999         1998        1997
                                            -----------  ----------  ----------
Cash flow from operating activities:
  Net income (loss).......................  $   (13,449)      3,097      16,836
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Equity in net (income) loss of
     subsidiaries.........................        4,257     (11,890)    (24,854)
    Deferred tax (benefit) expense........       (1,747)     (5,765)      1,634
    Debt amortization.....................        1,297       1,286       1,411
    Dividends received from subsidiaries..       17,000      17,500       5,000
    Decrease/(increase) in taxes
     receivable from subsidiaries.........          517         284      (3,823)
    Changes in other operating assets and
     liabilities..........................        1,394       2,222       6,371
                                            -----------  ----------  ----------
      Total adjustments...................       22,718       3,637     (14,261)
                                            -----------  ----------  ----------
    Net cash provided by operating
     activities...........................        9,269       6,734       2,575
                                            -----------  ----------  ----------
Cash flows from investing activities:
  Maturities or calls of fixed maturity
   securities available-for-sale..........           --          --      34,520
  Investment purchases of fixed maturity
   securities available-for-sale..........           --          --     (14,978)
  Acquisition of subsidiary, net..........           --          --     (15,000)
  Capital contributions to subsidiaries...           --          --     (53,244)
  Payment of acquisition expenses.........           --          --      (3,730)
  Other proceeds..........................           --          --          92
                                            -----------  ----------  ----------
      Net cash used in investing
       activities.........................  $        --          --     (52,340)
                                            -----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from senior bank debt..........           --          --      65,000
  Payment for debt issuance expense.......           --        (675)     (1,017)
  Repayment of acquired bank debt.........           --          --     (35,638)
  Repayment of senior bank debt...........       (5,996)         --          --
  Issuance of Common Stock................        5,474         831         156
  Acquisition of treasury stock...........         (191)     (4,000)         --
                                            -----------  ----------  ----------
      Net cash provided by financing
       activities.........................         (713)     (3,844)     28,501
                                            -----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents..............................        8,556       2,890     (21,264)
Cash and cash equivalents at beginning of
 year.....................................        4,175       1,285      22,549
                                            -----------  ----------  ----------
Cash and cash equivalents at end of year..  $    12,731       4,175       1,285
                                            ===========  ==========  ==========
Supplemental disclosure of cash flow
 information:
  Interest paid...........................  $    10,163      10,603       8,803
                                            ===========  ==========  ==========
Noncash financing activities:
  Parent company stock acquired by
   subsidiaries and held in treasury......  $        --       5,268          --
                                            ===========  ==========  ==========

           See accompanying report of independent public accountants.

                        HIGHLANDS INSURANCE GROUP, INC.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                        As of December 31,
                                                  ------------------------------
                                                   Deferred    Losses,
                                                    Policy     Claims
                                                  Acquisition and Loss  Unearned
Property/Casualty Operations                         Costs    Expenses  Premiums
----------------------------                      ----------- --------- --------
1999.............................................   $33,556   1,353,524 146,832
                                                    =======   ========= =======
1998.............................................   $31,537   1,603,548 137,353
                                                    =======   ========= =======
1997.............................................   $32,313   1,605,374 173,411
                                                    =======   ========= =======

                                        For the Years Ended December 31,
                         --------------------------------------------------------------
                                                        Amortization
                                              Loss and  of Deferred
                                     Net        Loss       Policy      Other     Net
Property/Casualty        Premium  Investment Adjustment Acquisition  Operating Premiums
Operations               Revenue    Income    Expense      Costs     Expenses  Written
-----------------        -------- ---------- ---------- ------------ --------- --------
1999.................... $325,305   67,684    238,940      65,308     64,813   333,605
                         ========   ======    =======      ======     ======   =======
1998.................... $388,813   77,969    328,400      71,538     70,250   374,816
                         ========   ======    =======      ======     ======   =======
1997.................... $311,993   74,383    246,479      61,745     53,819   277,737
                         ========   ======    =======      ======     ======   =======



           See accompanying report of independent public accountants.

                        HIGHLANDS INSURANCE GROUP, INC.

                            SCHEDULE IV--REINSURANCE
                                 (in thousands)

                                               Assumed          Percent Of
                                    Ceded to    From              Amount
                            Direct    Other     Other     Net   Assumed to
                            Amount  Companies Companies Amount     Net
                           -------- --------- --------- ------- ----------
Premiums Earned:
Year ended December 31,
 1999
  Property-liability
   insurance.............. $345,885  (29,761)   9,181   325,305     2.8 %
                           ========  =======   ======   =======    ====
Year ended December 31,
 1998
  Property-liability
   insurance.............. $406,028  (25,679)   8,464   388,813     2.2 %
                           ========  =======   ======   =======    ====
Year ended December 31,
 1997
  Property-liability
   insurance.............. $367,630  (46,758)  (8,879)  311,993    (2.8)%
                           ========  =======   ======   =======    ====



           See accompanying report of independent public accountants.

                        HIGHLANDS INSURANCE GROUP, INC.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                Additions
                                     -------------------------------
                          Balance at Charges to                      Balance at
                          Beginning   Cost and    Other                End of
                          of Period   Expenses  Additions Deductions   Period
                          ---------- ---------- --------- ---------- ----------
Year ended December 31,
 1999
  Allowance for
   uncollectible
   reinsurance(1)........  $ 1,702        --        455        --       2,157
                           =======     =====     ======     =====      ======
  Allowance for bad
   debts(2)..............  $ 7,269        --         --     2,448       4,821
                           -------     -----     ------     -----      ------
  Deferred tax asset
   valuation
   allowance(3)..........  $18,994        --         --     6,203      12,791
                           =======     =====     ======     =====      ======
Year ended December 31,
 1998
  Allowance for
   uncollectible
   reinsurance(1)........  $ 2,157        --         --       455       1,702
                           =======     =====     ======     =====      ======
  Allowance for bad
   debts.................  $ 5,803     1,466         --        --       7,269
                           -------     -----     ------     -----      ------
  Deferred tax asset
   valuation allowance...  $19,567        --         --       573      18,994
                           =======     =====     ======     =====      ======
Year ended December 31,
 1997
  Allowance for
   uncollectible
   reinsurance(1)........  $ 2,410        --         --       253       2,157
                           =======     =====     ======     =====      ======
  Allowance for bad
   debts(4)..............  $ 2,345       149      3,309        --       5,803
                           -------     -----     ------     -----      ------
  Deferred tax asset
   valuation
   allowance(4)..........  $ 5,204        --     14,363        --      19,567
                           =======     =====     ======     =====      ======

--------
(1) Deductions in the allowance for uncollectible reinsurance represent write-offs, net of recoveries, of amounts determined to be uncollectible.
(2) $1.2 million of the deduction relates to the write-off of LMI.
(3) $5.6 million of the deduction relates to the write-off of LMI.
(4) Other addition relates to the acquisition of American Reliance.


           See accompanying report of independent public accountants.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE VI

                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (in thousands)

                                                      As of December 31,
                                                -------------------------------
                                                   1999       1998      1997
                                                ----------  --------- ---------
Deferred policy acquisition costs.............. $   33,556     31,537    32,313
Loss and loss adjustment expense reserves...... $1,353,524  1,603,548 1,605,374
Unearned premiums.............................. $  146,832    137,353   173,411

                                                 For the Years Ended December
                                                             31,
                                                -------------------------------
                                                   1999       1998      1997
                                                ----------  --------- ---------
Net premiums earned............................ $  325,305    388,813   311,993
Net investment income.......................... $   67,684     77,969    74,383
Net loss and loss adjustment expense incurred
  Current year.................................    247,027    256,528   230,033
  Commutation of Aggregate Excess of Loss
   Reinsurance.................................         --     50,000        --
  Prior year...................................     (8,087)    21,872    16,446
                                                ----------  --------- ---------
                                                $  238,940    328,400   246,479
                                                ==========  ========= =========
Amortization of deferred policy acquisition
 costs......................................... $   65,308     71,538    61,745
Net paid loss and loss adjustment expense...... $  346,572    370,125   358,867
Net premiums written........................... $  333,605    374,816   277,737


           See accompanying report of independent public accountants.