Form 10-Q
period 2000-03-31
HIGHLANDS INSURANCE GROUP INC
filed 2000-05-15
CIK 1002816

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

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

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 31, 2000 was 13,957,303.

===============================================================================

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                         PART I - Financial Information

Item                                                          Page
----                                                          ----

1. Financial Statements:

   Consolidated Balance Sheets
      March 31, 2000 (Unaudited) and
      December 31, 1999                                       3

   Consolidated Statements of Operations
      (Unaudited) - Three Months Ended
      March 31, 2000 and 1999                                 5

   Consolidated Statements of Stockholders' Equity
      Three Months Ended March 31, 2000 (Unaudited)
      and Year Ended December 31, 1999                        6

   Consolidated Statements of Comprehensive Income (Loss)
      (Unaudited) - Three Months Ended
      March 31, 2000 and 1999                                 7

   Consolidated Statements of Cash Flows
      (Unaudited) - Three Months Ended March 31,
      2000 and 1999                                           8

   Condensed Notes to Unaudited Consolidated
      Financial Statements                                    9

2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations            12

3. Quantitative and Qualitative Disclosures About
    Market Risk                                              14

                          PART II - Other Information

1. Legal Proceedings                                         15

4. Submission of Matters to a Vote of Security Holders       15

6. Exhibits and Reports on Form 8-K                          15

   Signatures                                                16


                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                          March 31,                  December 31,
                      ASSETS                                                2000                         1999
                                                                          ----------                 -----------
                                                                          (Unaudited)
Investments:

 Fixed maturity securities - available-for-sale, at fair
  value (amortized cost of $789,837 at 3/31/00 and
  $802,594 at 12/31/99)                                                   $  752,599                      762,478
 Equity securities, at fair value (cost of $32,375 at
  3/31/00 and $31,376 at 12/31/99)                                            29,718                       26,594
 Other investments, at cost                                                    3,004                        3,100
                                                                          ----------                    ---------
     Total investments                                                       785,321                      792,172
Cash and cash equivalents                                                     81,668                       78,283
Premiums in course of collection, net                                         72,213                       56,574
Premiums due under retrospectively rated policies                            140,950                      142,849
Receivable from reinsurers                                                   664,025                      684,525
Prepaid reinsurance premiums                                                   3,963                        3,777
Funds on deposit with reinsurers                                              16,728                       17,534
Net deferred tax asset                                                        80,305                       82,536
Accrued investment income                                                     11,315                       11,396
Deferred policy acquisition costs                                             38,895                       33,556
Other assets                                                                  47,675                       58,085
                                                                          ----------                    ---------
     Total assets                                                         $1,943,058                    1,961,287
                                                                          ==========                    =========


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                             (Dollars in thousands)



                                                                                       March 31,           December 31,
                               LIABILITIES AND STOCKHOLDERS' EQUITY                       2000                 1999
                                                                                       ----------            ---------
                                                                                       (Unaudited)
Loss and loss adjustment expense reserves                                              $1,319,412            1,353,524
Unearned premiums                                                                         166,412              146,832
Senior bank debt                                                                           54,004               59,004
Convertible subordinated debentures                                                        58,018               57,816
Accounts payable and accrued liabilities                                                   70,882               75,069
                                                                                       ----------            ---------
               Total liabilities                                                        1,668,728            1,692,245
                                                                                       ----------            ---------
Mandatorily redeemable preferred stock                                                      4,711                4,641
                                                                                       ----------            ---------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized;
     13,957,303 issued and outstanding in 2000 and in 1999                                    140                  140
   Additional paid-in capital                                                             231,515              231,515
   Accumulated other comprehensive loss                                                   (25,932)             (29,184)
   Treasury stock, at cost (739,400 shares in 2000 and 1999)                               (9,459)              (9,459)
       Deferred compensation on restricted stock                                           (3,147)              (3,147)
       Retained earnings                                                                   76,502               74,536
                                                                                       ----------            ---------
          Total stockholders' equity                                                      269,619              264,401
                                                                                       ----------            ---------
          Total liabilities and stockholders' equity                                   $1,943,058            1,961,287
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

                         HIGHLANDS INSURANCE GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                                                     Three Months
                                                                                    Ended March 31,
                                                                         ---------------------------------------
                                                                           2000                           1999
                                                                         --------                       --------
Revenues:
 Net premiums earned                                                      $81,398                        81,705
 Net investment income                                                     15,404                        17,756
 Net realized investment gains                                                797                           503
                                                                          -------                        ------
    Total revenues                                                         97,599                        99,964
                                                                          -------                        ------
Expenses:
 Loss and loss adjustment expense incurred                                 61,351                        60,746
 Underwriting expenses                                                     30,315                        32,417
 Debt interest and amortization expense                                     3,067                         2,923
 Other expenses, net                                                          345                           291
                                                                          -------                        ------
    Total expenses                                                         95,078                        96,377
                                                                          -------                        ------
Income before income tax                                                    2,521                         3,587
Income tax expense                                                            555                           835
                                                                          -------                        ------
     Net income                                                           $ 1,966                         2,752
                                                                          =======                        ======
Earnings per common share:
  Basic                                                                      $.15                           .22
  Diluted                                                                    $.15                           .20
                                                                          =======                        ======
Weighted average number of common shares outstanding:
  Basic                                                                    13,218                        12,494
  Diluted                                                                  13,219                        14,110
                                                                          =======                        ======



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)

                                                                                         For the three        For the year
                                                                                         months ended             ended
                                                                                           March 31,           December 31,
                                                                                              2000                1999
                                                                                          -----------          -------------
                                                                                          (Unaudited)
Common stock:
   Balance, beginning of year                                                              $    140                  132
    Issuance of common stock, par value                                                          --                    8
                                                                                           --------              -------
   Balance, end of period                                                                       140                  140
                                                                                           --------              -------
Additional paid-in capital:
   Balance, beginning of year                                                               231,515              223,976
   Issuance of common stock, net                                                                 --                7,539
                                                                                           --------              -------
   Balance, end of period                                                                   231,515              231,515
                                                                                           --------              -------
Accumulated other comprehensive income (loss):
   Balance, beginning of year                                                               (29,184)              16,803
  Changes in net unrealized gain or loss, net of tax                                          3,252              (46,138)
  Net unrealized investment losses of written-off subsidiary, net of tax                         --                  151
                                                                                           --------              -------
   Balance, end of period                                                                   (25,932)             (29,184)
                                                                                           --------              -------
Treasury stock, at cost:
   Balance, beginning of year                                                                (9,459)              (9,268)
  Acquisition of treasury stock                                                                  --                 (191)
                                                                                           --------              -------
 Balance, end of period                                                                      (9,459)              (9,459)
                                                                                           --------              -------
Deferred compensation on restricted stock:
 Balance, beginning of year                                                                  (3,147)              (1,074)
  Net issuance of restricted stock                                                               --               (2,073)
                                                                                           --------              -------
 Balance, end of period                                                                      (3,147)              (3,147)
                                                                                           --------              -------
Retained earnings:
 Balance, beginning of year                                                                  74,536               87,985
  Net income (loss)                                                                           1,966              (13,449)
                                                                                           --------              -------
 Balance, end of period                                                                      76,502               74,536
                                                                                           --------              -------
          Total stockholders' equity                                                       $269,619              264,401
                                                                                           ========              =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                             (Dollars in thousands)


                                                                                              Three Months
                                                                                             Ended March 31,
                                                                                    -------------------------------
                                                                                      2000                     1999
                                                                                    ------                   ------
Net income                                                                          $1,966                    2,752
                                                                                    ------                   ------
Other comprehensive income (loss), net of taxes
  Increase (decrease) in unrealized gain or loss on investments, net of
       taxes of $2,030 and ($5,079)                                                  3,770                   (9,433)
  Reclassification adjustments for realized gains in net income,
       net of taxes of ($279) and ($176)                                              (518)                    (327)
                                                                                    ------                   ------
          Other comprehensive income (loss), net of taxes                            3,252                   (9,760)
                                                                                    ------                   ------
Comprehensive income (loss)                                                         $5,218                   (7,008)
                                                                                    ======                   ======


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         ------------------------------
                                                                                           2000                  1999
                                                                                         --------              --------
Cash flows from operating activities:
 Net income                                                                              $  1,966                 2,752
                                                                                         --------              --------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                             1,483                   322
  Net realized investment gains                                                              (797)                 (503)
  Deferred tax expense                                                                        547                   828
  Change in:
   Premiums in course of collection                                                       (15,639)               (9,789)
   Premiums due under retrospectively rated policies                                        1,899                13,483
   Receivables from reinsurers                                                             20,500                10,962
   Prepaid reinsurance premiums                                                              (186)                  528
   Funds on deposit with reinsurers                                                           806                    (2)
   Deferred policy acquisition costs                                                       (5,339)                1,132
   Loss and loss adjustment expense reserves                                              (34,112)              (36,534)
   Unearned premiums                                                                       19,580                (5,034)
   Other operating assets and liabilities                                                   5,672               (12,553)
                                                                                         --------              --------
  Total adjustments                                                                        (5,586)              (37,160)
                                                                                         --------              --------
     Net cash used in operating activities                                                 (3,620)              (34,408)
                                                                                         --------              --------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                                             25,457                45,111
  Other invested assets                                                                       324                    --
 Maturities or calls:
  Fixed maturity securities available-for-sale                                             16,833                63,314
 Investment purchases:
  Fixed maturity securities available-for-sale                                            (29,090)              (68,385)
  Equity securities                                                                        (1,000)               (4,944)
 Net additions to property and equipment                                                     (519)               (1,085)
                                                                                         --------              --------
  Net cash provided by investing activities                                                12,005                34,011
                                                                                         --------              --------
Cash flows from financing activities:
  Repayment of senior bank debt                                                            (5,000)                   --
  Issuance of common stock                                                                     --                   100
  Acquisition of treasury stock                                                                --                  (191)
                                                                                         --------              --------
  Net cash used in investing activities                                                    (5,000)                  (91)
                                                                                         --------              --------
Net increase (decrease) in cash and cash equivalents                                        3,385                  (488)
Cash and cash equivalents at beginning of period                                           78,283                70,747
                                                                                         --------              --------
Cash and cash equivalents at end of period                                               $ 81,668                70,259
                                                                                         ========              ========
Supplemental disclosure of cash flow information:
     Interest paid                                                                       $  1,191              $  1,068
                                                                                         ========              ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000


1.  Basis of Presentation

  The accompanying consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999.

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

  As discussed in Note 3, on December 31, 1999 the Company wrote-off its remaining investment in and deferred taxes associated with LMI Insurance Company
(LMI). The assets and liabilities of LMI have not been included in the accompanying balance sheet as of March 31, 2000. The March 31, 1999 consolidated financial statements have not been restated.

  Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.


2.  Changes in Accounting Principles

  In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement
No. 133" (SFAS 137). SFAS 137 defers the effective date of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) for one year. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company anticipates that the adoption of the provisions of SFAS 133 and SFAS 137 will not have a material impact on the results of operations, financial condition or cash flows.

3.  Write-off of Subsidiary

  On December 31, 1999, the Company wrote-off its remaining investment in and deferred taxes associated with LMI. In March 2000, the Court of Common Pleas in Franklin County, Ohio, entered an order appointing the Superintendent of Insurance of the State of Ohio as the Rehabilitator of LMI. As Rehabilitator, the Superintendent is by operation of law vested with control of LMI, including title to all LMI assets. Since 1997, the Company supported LMI; however, based upon a year-end assessment of the value of LMI, the Company concluded that continued support of LMI was no longer in the best interest of the Company and its shareholders. Management believes that the regulatory matters concerning LMI will not have a material impact on the Company's ongoing operations. The March 31, 1999 consolidated financial statements have not been restated to reflect the write-off of LMI.

4.  Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
                                                                                    2000                     1999
                                                                                   -------                  ------
NUMERATOR:
 Net income, as reported and for basic earnings per share                          $ 1,966                   2,752
 Effect of dilutive securities - after tax debt expense applicable
  to convertible subordinated debentures, if appropriate                                --                      --
                                                                                   -------                  ------
 Numerator for diluted earnings per common share - income available
  to common stockholders after assumed conversions, if appropriate                 $ 1,966                   2,752
                                                                                   =======                  ======
DENOMINATOR:
 Denominator for basic earnings per share - weighted
  average shares outstanding                                                        13,218                  12,494
 Effect of dilutive securities:
  Common stock warrants and outstanding stock options
   (based on treasury stock method)                                                      1                   1,616
  Convertible subordinated debentures, if appropriate                                   --                      --
                                                                                   -------                  ------
 Denominator for diluted earnings per share - adjusted
  weighted average shares and assumed conversions                                   13,219                  14,110
                                                                                   =======                  ======
 Basic earnings per share                                                          $   .15                     .22
 Diluted earnings per share                                                        $   .15                     .20
                                                                                   =======                  ======

  The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during the three months ended March 31, 2000 and 1999, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive.

5. Warrant Price Adjustment

  The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are, for the life of the stock purchase warrants, subject to adjustment due to adverse loss reserve and uncollectible reinsurance development for years prior to 1996. No adjustment to the exercise price has been recorded during the three months ended March 31, 2000.

6. Contingent Liabilities:

  The information set forth in Item 1 of Part II of this report is incorporated herein by reference.

Halliburton - Environmental

  From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not-retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company ("Halliburton"), formerly the Company's parent and largest customer. Since 1987, the Company's insurance policies with Halliburton (including Brown & Root) have been written on a retrospectively rated or high-deductible basis. Since the mid-1990's, approximately 22,000 third party asbestos claims have been made against Brown & Root. Through March 31, 2000, the Company paid Brown & Root $1.1 million under the fixed premium policies on account of the asbestos claims, and billed Brown & Root $5.2 million under the retrospectively rated and high-deductible policies on account of asbestos claims. Brown & Root has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

  On April 5, 2000, the Company filed an action in the Delaware Court of Chancery asserting that indemnification obligations exist pursuant to the Distribution Agreement dated October 10, 1995 between the Company and Halliburton, which was executed as part of the distribution by Halliburton of the shares of the Company's common stock to Halliburton's stockholders and the public. The action is seeking (i) a declaratory judgment that Halliburton is responsible for indemnifying the Company for losses and expenses incurred on the Halliburton/Brown & Root policies; (ii) an injunction ordering Halliburton to assume responsibility for such losses and expenses; (iii) a judgment against Halliburton for non-payment of the amounts billed under the retrospectively rated and high-deductible policies; and (iv) a declaration estopping Brown & Root from invoking insurance under the fixed premium policies.

  On April 24, 2000, Halliburton filed an action in the District Court of Harris County, Texas seeking (i) a declaratory judgment that the Company is liable for costs and expenses under the fixed premium policies; (ii) a declaratory judgment that Halliburton has the right to select the policy under which such coverage is to be paid; and (iii) damages.

  If the Company is not successful in the litigation described above, it could have a material adverse impact on the Company. The Company believes that the asbestos claims have been consistently and appropriately allocated and that the Company will not be ultimately responsible for a material amount of asbestos liability on the Brown & Root policies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                               Three Months Ended
                                                                     March 31,
                                                          -----------------------------
                                                            2000                 1999
                                                          --------              -------
                                                              (Dollars in thousands)
Consolidated Results:

Gross premiums written                                    $115,671               84,831
Net premiums written                                      $100,792               77,198
                                                          ========              =======
Net premiums earned                                       $ 81,398               81,705
Loss and loss adjustment expense incurred                  (61,351)             (60,746)
Underwriting expenses                                      (30,315)             (32,417)
                                                          --------              -------
Underwriting loss                                          (10,268)             (11,458)
Net investment income                                       15,404               17,756
Net realized investment gains                                  797                  503
Debt interest and amortization expense                      (3,067)              (2,923)
Other (expenses) income, net                                  (345)                (291)
                                                          --------              -------
Income before taxes                                          2,521                3,587
Income tax expense                                            (555)                (835)
                                                          --------              -------
Net income                                                $  1,966                2,752
                                                          ========              =======
Earnings per common share:
  Basic                                                   $    .15                  .22
                                                          ========              =======
  Diluted                                                 $    .15                  .20
                                                          ========              =======
Ratios:
  Loss                                                        75.4%                74.3%
  Expense                                                     37.2%                39.7%
                                                          --------              -------
   Combined                                                  112.6%               114.0%
                                                          ========              =======

PERIOD TO PERIOD COMPARISONS

  Gross Premiums Written. Gross premiums written for the three months ended March 31, 2000 and 1999 were $115.7 million and $84.8 million, respectively.
The $30.9 million or 36.4% increase in 2000 compared to 1999 is due primarily to internal growth in the core commercial and personal lines and growth from new business. The Company continues to focus on underwriting standards and adequate pricing during a period of competitive pricing in both commercial and personal lines.

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

  Net Premiums Written. Net premiums written for the three months ended
March 31, 2000 and 1999 were $100.8 million and $77.2 million, respectively. The increase of $23.6 million or 30.6% in 2000 compared to 1999 is related to the same issues affecting gross premiums written.

  Net Premiums Earned. Net premiums earned for the three months ended March 31, 2000 and 1999 were $81.4 million and $81.7 million, respectively. The decrease of $.3 million or 0.4% in 2000 compared to 1999 is related to the earnings pattern of net premiums written. Net premiums written are initially deferred and earned based upon the terms of the underlying policies which creates a lag in earnings during periods of increasing or decreasing net premiums written.

  Loss and Loss Adjustment Expense Incurred. Loss and loss and adjustment expenses incurred for the three months ended March 31, 2000 and 1999 were $61.4 million and $60.7 million, respectively. The loss and loss adjustment expense ratio for the three months ended March 31, 2000 and 1999 was 75.4% and 74.3%, respectively. The increase in the ratio was due to increased accident year loss and loss adjustment expense ratios.

  Underwriting Expenses.  Underwriting expenses for the three months ended
March 31, 2000 and 1999 were $30.3 million and $32.4 million, respectively. The underwriting expense ratio for the three months ended March 31, 2000 and 1999 was 37.2% and 39.7%, respectively. The decline in the underwriting expense ratio is the result of the Company's previous expense saving initiatives.

  Investment Results.  Net investment income for the three months ended
March 31, 2000 and 1999 was $15.4 million and $17.8 million, respectively. Net investment income decreased $2.4 million from 1999 due to the continued reduction in the size of the investment portfolio due to payout of old reserves and the elimination of a former subsidiary. Net realized investment gains for the Company were $.8 million and $.5 million for the three months ended
March 31, 2000 and 1999, respectively.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months ended March 31, 2000 and 1999 was $3.1 million and $2.9 million, respectively.

  Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

  Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense for the three months ended March 31, 2000 and 1999 was $.6 million and $.8 million, respectively. The company's effective tax rate reflects the amount of net investment income from tax advantaged fixed income securities and the magnitude of the underwriting loss in relation to net taxable investment income.

Liquidity and Capital Resources

  Highlands Group is a holding company, the principal assets of which at March 31, 2000 are all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $10.0 million. Effective December 31, 1999, the Company and its lenders amended the Credit Agreement to amend certain financial covenants and to provide for the payment of $10.0 million in principal during 2000. The Company paid $5.0 million of principal during the first quarter of 2000. The Company is in compliance with the amended covenants in the Credit Agreement. Highlands Group does not currently intend to pay dividends on its Common Stock.

  Highlands Group's principal sources of funds are dividends and tax sharing payments from its subsidiaries, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Dividend payments to Highlands Group from its insurance subsidiaries are limited to $30.9 million in 2000 without prior regulatory approval. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority interest of the Debentures pursuant to the covenants contained in the Debentures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual statement on Form 10-K for the year ended December 31, 1999.

PART II   Other Information


ITEM 1.   LEGAL PROCEEDINGS

  From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not-retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company ("Halliburton"), formerly the Company's parent and largest customer. Since 1987, the Company's insurance policies with Halliburton (including Brown & Root) have been written on a retrospectively rated or high-deductible basis. Since the mid-1990's, approximately 22,000 third party asbestos claims have been made against Brown & Root. Through March 31, 2000, the Company paid Brown & Root $1.1 million under the fixed premium policies on account of the asbestos claims, and billed Brown & Root $5.2 million under the retrospectively rated and high-deductible policies on account of asbestos claims. Brown & Root has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

  On April 5, 2000, the Company filed an action in the Delaware Court of Chancery asserting that indemnification obligations exist pursuant to the Distribution Agreement dated October 10, 1995 between the Company and Halliburton, which was executed as part of the distribution by Halliburton of the shares of the Company's common stock to Halliburton's stockholders and the public. The action is seeking (i) a declaratory judgment that Halliburton is responsible for indemnifying the Company for losses and expenses incurred on the Halliburton/Brown & Root policies; (ii) an injunction ordering Halliburton to assume responsibility for such losses and expenses; (iii) a judgment against Halliburton for non-payment of the amounts billed under the retrospectively rated and high-deductible policies; and (iv) a declaration estopping Brown & Root from invoking insurance under the fixed premium policies.

  On April 24, 2000, Halliburton filed an action in the District Court of Harris County, Texas seeking (i) a declaratory judgment that the Company is liable for costs and expenses under the fixed premium policies; (ii) a declaratory judgment that Halliburton has the right to select the policy under which such coverage is to be paid; and (iii) damages.

  If the Company is not successful in the litigation described above, it could have a material adverse impact on the Company. The Company believes that the asbestos claims have been consistently and appropriately allocated and that the Company will not be ultimately responsible for a material amount of asbestos liability on the Brown & Root policies.

ITEM 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 9, 2000, the
Stockholders

      (a) elected the following directors:


       Nominee                   Shares For   Shares Withheld
       -------                   ----------   ---------------
       Willis T. King            11,347,122       528,843
       Richard M. Haverland      11,327,980       547,985
       Robert W. Shower          11,834,839        41,126

  Approved by a vote of 11,811,776 shares for and 48,775 shares against with 15,414 abstentions a proposal to select KPMG LLP as the independent public accountants of the Company for 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

       (27) Financial Data Schedule (Filed Electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)

Date:    May 15, 2000                   By  /s/ Willis T. King, Jr.
                                           -----------------------
                                           Willis T. King, Jr.
                                           Chairman and Chief
                                           Executive Officer
                                           (Authorized Signatory)

Date:    May 15, 2000                   By  /s/ Charles J. Bachand
                                           ------------------------
                                           Charles J. Bachand
                                           Vice President, Treasurer and
                                           Principal Accounting Officer
                                           (Authorized Signatory)