Form 10-Q
period 2000-06-30
HIGHLANDS INSURANCE GROUP INC
filed 2000-08-14
CIK 1002816

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   [X]         OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

                                      or

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

Yes [X]  No [_]

   The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at June 30, 2000 was 13,663,700.

================================================================================

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS

                        PART I - Financial Information

Item                                                                Page
----                                                                ----
1.  Financial Statements:

    Consolidated Balance Sheets
       June 30, 2000 (Unaudited) and
       December 31, 1999                                              3

    Consolidated Statements of Operations
       (Unaudited) - Three and Six Months Ended
       June 30, 2000 and 1999                                         5

    Consolidated Statements of Stockholders' Equity
       Six Months Ended June 30, 2000 (Unaudited)
       and Year Ended December 31, 1999                               6

   Consolidated Statements of Comprehensive Income (Loss)
       (Unaudited) - Three and Six Months Ended
       June 30, 2000 and 1999                                         7

   Consolidated Statements of Cash Flows
       (Unaudited) - Six Months Ended June 30, 2000 and 1999          8

   Condensed Notes to Unaudited Consolidated
       Financial Statements                                           9

2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 12

3. Quantitative and Qualitative Disclosures About Market Risk        14

                          PART II - Other Information

1. Legal Proceedings                                                 15

4. Submission of Matters to a Vote of Security Holders               15

6. Exhibits and Reports on Form 8-K                                  15

   Signatures                                                        16

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                                       June 30,                   December 31,
                       ASSETS                                            2000                         1999
                       ------                                          --------                  -------------
                                                                      (Unaudited)
Investments:

  Fixed maturity securities - available-for-sale, at fair
    value (amortized cost of $795,499 at 6/30/00 and
    $802,594 at 12/31/99)                                            $  752,796                      762,478

  Equity securities, at fair value (cost of $32,376 at 6/30/00
    and $31,376 at 12/31/99)                                             30,016                       26,594

  Other investments, at cost                                              2,613                        3,100
                                                                     ----------                   ----------
      Total investments                                                 785,425                      792,172

Cash and cash equivalents                                                90,461                       78,283

Premiums in course of collection, net                                    71,518                       56,574

Premiums due under retrospectively rated policies                       141,703                      142,849

Receivable from reinsurers                                              648,859                      684,525

Prepaid reinsurance premiums                                             10,273                        3,777

Funds on deposit with reinsurers                                         16,747                       17,534

Net deferred tax asset                                                   81,152                       82,536

Accrued investment income                                                10,866                       11,396

Deferred policy acquisition costs                                        42,290                       33,556

Other assets                                                             49,430                       58,085
                                                                     ----------                   ----------
     Total assets                                                    $1,948,724                    1,961,287
                                                                     ==========                   ==========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                            (Dollars in thousands)

                                                                                    June 30,            December 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000                  1999
              ------------------------------------                                  --------            ------------
                                                                                  (Unaudited)
Loss and loss adjustment expense reserves                                         $1,303,452            1,353,524

Unearned premiums                                                                    189,899              146,832

Senior bank debt                                                                      54,004               59,004

Convertible subordinated debentures                                                   58,221               57,816

Accounts payable and accrued liabilities                                              68,510               75,069
                                                                                  ----------           ----------
               Total liabilities                                                   1,674,086            1,692,245
                                                                                  ----------           ----------
Mandatorily redeemable preferred stock                                                 4,782                4,641
                                                                                  ----------           ----------
Commitments and contingent liabilities

Stockholders' equity:

  Common stock, $.01 par value; 50,000,000 shares authorized; 13,217,800 issued and outstanding in 2000 and 13,217,903 issued and outstanding in
   1999 (excluding 739,400 shares held in the treasury or by subsidiaries
   in 2000 and 1999)                                                                     140                  140

   Additional paid-in capital                                                        231,495              231,515

   Accumulated other comprehensive loss                                              (29,291)             (29,184)

   Treasury stock, at cost (739,400 shares in 2000 and 1999)                          (9,459)              (9,459)

   Deferred compensation on restricted stock                                          (3,097)              (3,147)

   Retained earnings                                                                  80,068               74,536
                                                                                  ----------           ----------
          Total stockholders' equity                                                 269,856              264,401
                                                                                  ----------           ----------
          Total liabilities and stockholders' equity                              $1,948,724            1,961,287
                                                                                  ==========           ==========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                              Three Months                                 Six Months
                                                              Ended June 30,                              Ended June 30,
                                                      -----------------------------             --------------------------------
                                                          2000                 1999                 2000                    1999
                                                      --------            ---------             ---------                -------
Revenues:
 Net premiums earned                                  $ 90,510               78,158              171,908                 159,863
 Net investment income                                  15,678               17,185               31,082                  34,941
 Net realized investment gains                             162                1,291                  958                   1,794
                                                      --------              -------             --------                --------
    Total revenues                                     106,350               96,634              203,948                 196,598
                                                      --------              -------             --------                --------
Expenses:
 Loss and loss adjustment expense incurred              65,385               55,924              126,736                 116,670
 Underwriting expenses                                  32,894               33,511               63,210                  65,928
 Debt interest and amortization expense                  3,053                2,965                6,120                   5,888
 Other expenses, net                                       446                  634                  790                     925
                                                      --------              -------             --------                --------
    Total expenses                                     101,778               93,034              196,856                 189,411
                                                      --------              -------             --------                --------

Income before income taxes                               4,572                3,600                7,092                   7,187
Income tax expense                                       1,006                  801                1,560                   1,636
                                                      --------              -------             --------                --------
     Net income                                       $  3,566                2,799                5,532                   5,551
                                                      ========              =======             ========                ========
Earnings per common share:
  Basic                                               $    .27                  .22                  .42                     .44
  Diluted                                             $    .27                  .20                  .42                     .40
                                                      ========              =======             ========                ========
Weighted average number of common shares
 outstanding:
   Basic                                                13,216               12,881               13,217                  12,688
   Diluted                                              13,218               13,797               13,219                  13,946
                                                      ========              =======             ========                ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            (Dollars in thousands)

                                                                                          For the six         For the year
                                                                                         months ended            ended
                                                                                           June 30,           December 31,
                                                                                             2000                 1999
                                                                                           --------             --------
                                                                                          (Unaudited)
Common stock:
   Balance, beginning of year                                                              $    140                  132
    Issuance of common stock, par value                                                          --                    8
                                                                                           --------             --------
   Balance, end of period                                                                       140                  140
                                                                                           --------             --------
Additional paid-in capital:
   Balance, beginning of year                                                               231,515              223,976
    Net (retirement) issuance of common stock                                                   (20)               7,539
                                                                                           --------             --------
   Balance, end of period                                                                   231,495              231,515
                                                                                           --------             --------
Accumulated other comprehensive income (loss):
   Balance, beginning of year                                                               (29,184)              16,803
    Changes in net unrealized gain or loss, net of tax                                         (107)             (46,138)
    Net unrealized investment losses of written-off subsidiary, net of tax                       --                  151
                                                                                           --------             --------
   Balance, end of period                                                                   (29,291)             (29,184)
                                                                                           --------             --------
Treasury stock, at cost:
   Balance, beginning of year                                                               (9,459)               (9,268)
    Acquisition of treasury stock                                                                --                 (191)
                                                                                           --------             --------
   Balance, end of period                                                                   (9,459)               (9,459)
                                                                                           --------             --------
Deferred compensation on restricted stock:
   Balance, beginning of year                                                               (3,147)               (1,074)
    Net retirement (issuance) of restricted stock                                               50                (2,073)
                                                                                           --------             --------
   Balance, end of period                                                                   (3,097)               (3,147)
                                                                                           --------             --------
Retained earnings:
   Balance, beginning of year                                                               74,536                87,985
    Net income (loss)                                                                        5,532               (13,449)
                                                                                           --------             --------
   Balance, end of period                                                                   80,068                74,536
                                                                                           --------             --------
          Total stockholders' equity                                                       $269,856              264,401
                                                                                           ========             ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                            (Dollars in thousands)

                                                                                Three Months              Six Months
                                                                               Ended June 30,            Ended June 30,
                                                                       ---------------------------   -----------------------
                                                                         2000             1999        2000             1999
                                                                       -------          -------     -------          -------
Net income                                                             $ 3,566            2,799       5,532            5,551
                                                                       -------          -------     -------          -------
Other comprehensive income (loss), net of taxes:
   Increase (decrease) in unrealized gain or loss on
       investments, net of taxes of $(1,752) and
       $(8,153) for the three months and $278 and
       $(13,232) for the six months ended June 30,
       2000 and 1999, respectively                                      (3,254)         (15,141)        516          (24,574)
  Reclassification adjustments for realized gains in
       net income, net income, net of taxes of $(57) and
       $(452) for the three months and $(335) and $(628)
       for the six months ended June 30, 2000 and 1999, respectively      (105)            (839)       (623)          (1,166)
                                                                       -------          -------     -------          -------
          Other comprehensive income (loss), net of taxes               (3,359)         (15,980)       (107)         (25,740)
                                                                       -------          -------     -------          -------
Comprehensive income (loss)                                            $   207          (13,181)      5,425          (20,189)
                                                                       =======          =======     =======          =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                            (Dollars in thousands)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                         ----------------------------
                                                                                             2000                1999
                                                                                         --------           ---------
Cash flows from operating activities:
 Net income                                                                              $  5,532               5,551
                                                                                         --------            --------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                             2,750                 885
  Net realized investment gains                                                              (958)             (1,794)
  Deferred tax expense                                                                      1,504               1,623
  Change in:
   Premiums in course of collection                                                       (14,944)             (6,117)
   Premiums due under retrospectively rated policies                                        1,146               6,227
   Receivable from reinsurers                                                              35,666                (264)
   Prepaid reinsurance premiums                                                            (6,496)                932
   Funds on deposit with reinsurers                                                           787               1,027
   Deferred policy acquisition costs                                                       (8,734)                555
   Loss and loss adjustment expense reserves                                              (50,072)            (69,987)
   Unearned premiums                                                                       43,067              (3,030)
   Other operating assets and liabilities                                                   1,416              (7,192)
                                                                                         --------            --------
  Total adjustments                                                                         5,132             (77,135)
                                                                                         --------            --------
     Net cash provided by (used in) operating activities                                   10,664             (71,584)
                                                                                         --------            --------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                                             41,467              96,122
  Equity securities                                                                            --               2,260
  Other invested assets                                                                       815                  --
 Maturities or calls:
  Fixed maturity securities available-for-sale                                             24,581             108,838
 Investment purchases:
  Fixed maturity securities available-for-sale                                            (58,415)           (123,237)
  Equity securities                                                                        (1,000)             (9,188)
 Net additions to property and equipment                                                     (934)             (1,539)
                                                                                         --------            --------
  Net cash provided by investing activities                                                 6,514              73,256
                                                                                         --------            --------
Cash flows from financing activities:
  Repayment of senior bank debt                                                            (5,000)             (5,000)
  Issuance of common stock                                                                     --               5,140
  Acquisition of treasury stock                                                                --                (191)
                                                                                         --------            --------
  Net cash used in financing activities                                                    (5,000)                (51)
                                                                                         --------            --------
Net increase in cash and cash equivalents                                                  12,178               1,621
Cash and cash equivalents at beginning of period                                           78,283              70,747
                                                                                         --------            --------
Cash and cash equivalents at end of period                                               $ 90,461              72,368
                                                                                         ========            ========
Supplemental disclosure of cash flow information:
     Interest paid                                                                       $  5,316            $  5,081
                                                                                         ========            ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

1. Basis of Presentation

   The accompanying consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999.

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

   As discussed in Note 3, the Company wrote-off in December 1999 its remaining investment in and deferred taxes associated with LMI Insurance Company (LMI). The assets and liabilities of LMI were not included in the accompanying balance sheet as of December 31, 1999. The June 30, 1999 consolidated financial statements have not been restated.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2. Changes in Accounting Principles

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group. The Company anticipates that the adoption of the provisions of SFAS 133, SFAS 137, and SFAS 138 will not have a material impact on the results of operations, financial condition or cash flows.

3. Write-off of Subsidiary

   In December 1999, the Company wrote-off its remaining investment in and deferred taxes associated with LMI. Since 1997, the Company had supported LMI; however, based upon an assessment of the value of LMI, the Company concluded that continued support of LMI was no longer in the best interest of the Company and its shareholders. In March 2000, the Court of Common Pleas in Franklin County, Ohio, entered an order appointing the Superintendent of Insurance of the State of Ohio as the Rehabilitator of LMI. As Rehabilitator, the Superintendent is by operation of law vested with control of LMI, including title to all LMI assets. On May 22, 2000, a Final Order of Liquidation and Appointment of Liquidator was entered against LMI by the Court of Common Pleas in Franklin County, Ohio. Management believes that the regulatory matters concerning LMI will not have a material impact on the Company's ongoing operations. The June 30, 1999 consolidated financial statements have not been restated to reflect the write-off of LMI.

4. Earnings Per Share

   The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                      June 30,
                                                                   ------------------------------------------------------
                                                                     2000           1999            2000            1999
                                                                   -------        -------         -------         -------
NUMERATOR:
 Net income, as reported and for basic earnings per                $ 3,566          2,799           5,532           5,551
  share
 Effect of dilutive securities - after tax debt expense
  applicable to convertible subordinated debentures, if
  appropriate                                                           --             --              --              --
                                                                   -------        -------         -------         -------
 Numerator for diluted earnings per common share -
  income available to common stockholders after
  assumed conversions, if appropriate                              $ 3,566          2,799           5,532           5,551
                                                                   =======        =======         =======         =======
DENOMINATOR:
 Denominator for basic earnings per share - weighted
  average shares outstanding                                        13,216         12,881          13,217          12,688
 Effect of dilutive securities:
  Common stock warrants and outstanding stock
  options (based on treasury stock method)                               2            916               2           1,258
  Convertible subordinated debentures, if appropriate                   --             --              --              --
                                                                   -------        -------         -------         -------
 Denominator for diluted earnings per share - adjusted
  weighted average shares and assumed conversions                   13,218         13,797          13,219          13,946
                                                                   =======        =======         =======         =======
 Basic earnings per share                                          $   .27            .22             .42             .44
 Diluted earnings per share                                        $   .27            .20             .42             .40
                                                                   =======        =======         =======         =======

   The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during the six months ended June 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive.

5. Warrant Price Adjustment

   The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are, for the life of the stock purchase warrants, subject to adjustment due to adverse loss reserve and uncollectible reinsurance development for years prior to 1996. No adjustment to the exercise price has been recorded during the six months ended June 30, 2000.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                       Three Months Ended                               Six Months Ended
                                                            June 30,                                        June 30,
                                                      ----------------------------                    ----------------------------
                                                          2000                1999                        2000                1999
                                                      --------             -------                    --------             -------
                                                                                (Dollars in thousands)
Gross premiums written                                $116,241              86,935                     231,913             171,766
Net premiums written                                  $107,687              80,566                     208,479             157,764
                                                      ========            ========                    ========            ========
Net premiums earned                                   $ 90,510              78,158                     171,908             159,863
Loss and loss adjustment expense incurred              (65,385)            (55,924)                   (126,736)           (116,670)
Underwriting expenses                                  (32,894)            (33,511)                    (63,210)            (65,928)
                                                      --------            --------                    --------            --------
Underwriting loss                                       (7,769)            (11,277)                    (18,038)            (22,735)
Net investment income                                   15,678              17,185                      31,082              34,941
Net realized investment gains                              162               1,291                         958               1,794
Debt interest and amortization expense                  (3,053)             (2,965)                     (6,120)             (5,888)
Other expenses, net                                       (446)               (634)                       (790)               (925)
                                                      --------            --------                    --------            --------
Income before income taxes                               4,572               3,600                       7,092               7,187
Income tax expense                                       1,006                 801                       1,560               1,636
                                                      --------            --------                    --------            --------
Net income                                            $  3,566               2,799                       5,532               5,551
                                                      ========            ========                    ========            ========
Earnings per common share:
  Basic                                               $    .27                 .22                         .42                 .44
                                                      ========            ========                    ========            ========
  Diluted                                             $    .27                 .20                         .42                 .40
                                                      ========            ========                    ========            ========
Ratios:
  Loss                                                    72.2%               71.5%                       73.7%               73.0%
  Expense                                                 36.3%               42.9%                       36.8%               41.2%
                                                      --------            --------                    --------            --------
   Combined                                              108.5%              114.4%                      110.5%              114.2%
                                                      ========            ========                    ========            ========

Period to Period Comparisons

   Gross Premiums Written. Gross premiums written for the three months and six months ended June 30, 2000 and 1999 were $116.2 million, $86.9 million, $231.9 million and $171.8 million, respectively. The $29.3 million and $60.1 million or 33.7% and 35% increase for the three months and six months ended June 30, respectively, is due primarily to new business growth in the core commercial lines. The Company continues to focus on underwriting standards and adequate pricing during a period of competitive pricing in both commercial and personal lines.

   Net Premiums Written. Net premiums written for the three months and six months ended June 30, 2000 and 1999 were $107.7 million, $80.6 million, $208.5 million and $157.8 million, respectively. The increase of $27.1 million and $50.7 million or 33.7% and 32.1% in 2000 compared to 1999 is related to the same issues affecting gross premiums written.

   Net Premiums Earned. Net premiums earned for the three months and six months ended June 30, 2000 and 1999 were $90.5 million, $78.2 million, $171.9 million and $159.9 million, respectively. The increase of $12.4 million and $12 million or 15.8% and 7.5% in 2000 compared to 1999 is related to the growth of gross and net premiums written as discussed above. Net premiums written are initially deferred and earned based upon the terms of the underlying policies which creates a lag in earnings during periods of increasing or decreasing net premiums written.

   Loss and Loss Adjustment Expense Incurred. Loss and loss and adjustment expenses incurred for the three months and six months ended June 30, 2000 and 1999 were $65.4 million, $55.9 million, $126.7 million and $116.7 million, respectively. The loss and loss adjustment expense ratio for the three months and six months ended June 30, 2000 and 1999 was 72.2%, 71.5%, 73.7% and 73.0%,
respectively. The increase for the 2000 ratios compared to the 1999 ratios was primarily attributable to lower incurred losses in 1999 due to favorable development in 1999 on prior year loss reserves.

   Underwriting Expenses. Underwriting expenses for the three months and six months ended June 30, 2000 and 1999 were $32.9 million, $33.5 million, $63.2 million and $65.9 million, respectively. The underwriting expense ratio for the three months and six months ended June 30, 2000 and 1999 was 36.3%, 42.9%, 36.8% and 41.2%, respectively. The decline in the underwriting expense ratio is the result of the Company's previous expense saving initiatives and higher net premiums earned in 2000.

   Investment Results. Net investment income for the three months and six months ended June 30, 2000 and 1999 was $15.7 million, $17.2 million, $31.1 million and $34.9 million, respectively. Net investment income decreased $1.5 million and $3.8 million compared to 1999 due to the continued reduction in the size of the investment portfolio due to payout of old reserves and the write-off of a former subsidiary. Net realized investment gains for the Company were $.2 million, $1.3 million, $1.0 million and $1.8 million for the three months and six months ended June 30, 2000 and 1999, respectively.

   Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months and six months ended June 30, 2000 and 1999 was $3.1 million, $3.0 million, $6.1 million and $5.9 million, respectively. The increase is due to rate increases associated with the Company's senior bank debt.

   Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

   Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense for the three months and six months ended June 30, 2000 and 1999 was $1.0 million, $.8 million, $1.6 million and $1.6 million, respectively. The company's effective tax rate reflects the amount of net investment income from tax advantaged fixed income securities and the magnitude of the underwriting loss in relation to net taxable investment income.

Liquidity and Capital Resources

   Highlands Group is a holding company, the principal assets of which at June 30, 2000 are all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

   As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes, debt service and dividends. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $10.0 million. Effective December 31, 1999, the Company and its lenders amended the Credit

Agreement to amend certain financial covenants and to provide for the payment of $10.0 million in principal during 2000. The Company repaid $5.0 million of principal during the first quarter of 2000 and $5.0 million during July 2000. The Company is in compliance with the amended covenants in the Credit Agreement. Highlands Group does not currently intend to pay dividends on its Common Stock.

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

PART II  Other Information

ITEM 1.   Legal Proceedings

   From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company ("Halliburton"), formerly the Company's parent and largest customer. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-1990's, approximately 23,000 third party asbestos claims have been made against Brown & Root. Through June 30, 2000, the Company paid $1.1 million on behalf of Brown & Root under the fixed premium policies on asbestos claims, and billed Brown & Root $5.2 million under the retrospectively rated and high-deductible policies on asbestos claims. Brown & Root has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

   On April 5, 2000, the Company filed an action in the Delaware Court of Chancery ("Delaware Action") asserting that indemnification obligations exist pursuant to the Distribution Agreement dated October 10, 1995 between the Company and Halliburton, which was executed as part of the distribution by Halliburton of the shares of the Company's common stock to Halliburton's stockholders and the public. The action is seeking (i) a declaratory judgment that Halliburton is responsible for indemnifying the Company for losses and expenses incurred on the Halliburton/Brown & Root policies; (ii) an injunction ordering Halliburton to assume responsibility for such losses and expenses;
(iii) a judgment against Halliburton for non-payment of the amounts billed under the retrospectively rated and high-deductible policies; and (iv) a declaration estopping Brown & Root from invoking insurance under the fixed premium policies.

   On April 24, 2000, Halliburton filed an action in the District Court of Harris County, Texas ("Texas Action") seeking (i) a declaratory judgment that the Company is liable for costs and expenses under the fixed premium policies;
(ii) a declaratory judgment that Halliburton has the right to select the policy under which such coverage is to be paid; and (iii) damages.

   On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. A hearing date on the motions in the Delaware Action has not yet been scheduled.

   The Company filed its answer in the Texas Action on July 26, 2000 denying the allegations in Halliburton's complaint. Discovery in the Delaware Action and the Texas Action has commenced.

   If the Company is not successful in the litigation described above, it could have a material adverse impact on the Company. The Company believes, however, that the positions it has taken in the Delaware Action and Texas Action are meritorious, and that, ultimately, the Company will not be responsible for a material amount, if any, of Brown & Root's asbestos liability.

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

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)

Date:    August 14, 2000                  By   /s/ Willis T. King, Jr.
                                               Willis T. King, Jr.
                                               Chairman and Chief
                                               Executive Officer
                                               (Authorized Signatory)

Date:    August 14, 2000                  By   /s/ Charles J. Bachand
                                               Charles J. Bachand
                                               Vice President, Treasurer and
                                               Principal Accounting Officer
                                               (Authorized Signatory)