Form 10-Q
period 2000-09-30
HIGHLANDS INSURANCE GROUP INC
filed 2000-11-14
CIK 1002816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

  (Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

                                       or

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

Yes [X]   No [ ]

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at September 30, 2000 was 13,664,843.

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                         PART I - Financial Information

Item                                                       Page
----                                                       ----

1. Financial Statements:

  Consolidated Balance Sheets
     September 30, 2000 (Unaudited) and
     December 31, 1999                                        3

  Consolidated Statements of Operations
     (Unaudited) - Three and Nine Months Ended
     September 30, 2000 and 1999                              5

  Consolidated Statements of Stockholders' Equity
     Nine Months Ended September 30, 2000 (Unaudited)
     and Year Ended December 31, 1999                         6

  Consolidated Statements of Comprehensive Income (Loss)
     (Unaudited) - Three and Nine Months Ended
     September 30, 2000 and 1999                              7

  Consolidated Statements of Cash Flows
     (Unaudited) - Nine Months Ended September 30,
     2000 and 1999                                            8

  Condensed Notes to Unaudited Consolidated
     Financial Statements                                     9

2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations           12

3. Quantitative and Qualitative Disclosures About
     Market Risk                                             14

                          PART II - Other Information

1. Legal Proceedings                                         15

4. Submission of Matters to a Vote of Security Holders       16

6. Exhibits and Reports on Form 8-K                          16

   Signatures                                                17

PART 1  Financial Information
ITEM 1. Financial Statements


                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)


                                                                        September 30,                December 31,
                                ASSETS                                       2000                         1999
                                ------                                  -------------                ------------
                                                                         (Unaudited)
Investments:

 Fixed maturity securities - available-for-sale, at fair
  value (amortized cost of $800,498 at 9/30/00 and
  $802,594 at 12/31/99)                                                   $  765,851                      762,478

 Equity securities, at fair value (cost of $30,686 at 9/30/00
  and $31,376 at 12/31/99)                                                    29,566                       26,594

 Other investments, at cost                                                    2,299                        3,100
                                                                          ----------                    ---------
     Total investments                                                       797,716                      792,172

Cash and cash equivalents                                                     94,074                       78,283

Premiums in course of collection, net                                         80,730                       56,574

Premiums due under retrospectively rated policies                            140,415                      142,849

Receivable from reinsurers                                                   651,787                      684,525

Prepaid reinsurance premiums                                                  10,619                        3,777

Funds on deposit with reinsurers                                              14,253                       17,534

Net deferred tax asset                                                        76,967                       82,536

Accrued investment income                                                     11,237                       11,396

Deferred policy acquisition costs                                             46,084                       33,556

Other assets                                                                  51,278                       58,085
                                                                          ----------                    ---------
     Total assets                                                         $1,975,160                    1,961,287
                                                                          ==========                    =========


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                             (Dollars in thousands)

                                                                                     September 30,         December 31,
                            LIABILITIES AND STOCKHOLDERS' EQUITY                          2000                 1999
                            ------------------------------------                     -------------         -----------
                                                                                     (Unaudited)

Loss and loss adjustment expense reserves                                              $1,304,180            1,353,524

Unearned premiums                                                                         208,683              146,832

Senior bank debt                                                                           49,004               59,004

Convertible subordinated debentures                                                        58,421               57,816

Accounts payable and accrued liabilities                                                   71,124               75,069
                                                                                       ----------            ---------
               Total liabilities                                                        1,691,412            1,692,245
                                                                                       ----------            ---------
Mandatorily redeemable preferred stock                                                      4,856                4,641
                                                                                       ----------            ---------
Commitments and contingent liabilities

Stockholders' equity:

  Common stock, $.01 par value; 50,000,000 shares authorized; 13,218,943 issued and outstanding in 2000 and 13,217,903 issued and outstanding in
   1999 (excluding 739,400 shares held in the treasury or by subsidiaries
   in 2000 and 1999)                                                                          140                  140

   Additional paid-in capital                                                             231,495              231,515

   Accumulated other comprehensive loss                                                   (23,249)             (29,184)

   Treasury stock, at cost (739,400 shares in 2000 and 1999)                               (9,459)              (9,459)

       Deferred compensation on restricted stock                                           (3,097)              (3,147)

       Retained earnings                                                                   83,062               74,536
                                                                                       ----------            ---------
          Total stockholders' equity                                                      278,892              264,401
                                                                                       ----------            ---------
          Total liabilities and stockholders' equity                                   $1,975,160            1,961,287
                                                                                       ==========            =========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                              Three Months                                  Nine Months
                                                          Ended September 30,                           Ended September 30,
                                                      ------------------------------               -------------------------------
                                                        2000                  1999                  2000                    1999
                                                      --------               -------               -------                 -------
Revenues:
 Net premiums earned                                  $102,912                78,091               274,820                 237,954
 Net investment income                                  15,639                16,821                46,721                  51,762
 Net realized investment gains (losses)                   (132)                1,030                   826                   2,824
                                                      --------               -------               -------                 -------
    Total revenues                                     118,419                95,942               322,367                 292,540
                                                      --------               -------               -------                 -------
Expenses:
 Loss and loss adjustment expense incurred              77,869                65,753               204,605                 182,423
 Underwriting expenses                                  33,129                31,923                96,339                  97,851
 Debt interest and amortization expense                  3,056                 2,872                 9,176                   8,760
 Other expenses, net                                       391                   785                 1,181                   1,710
                                                      --------               -------               -------                 -------
    Total expenses                                     114,445               101,333               311,301                 290,744
                                                      --------               -------               -------                 -------

Income (loss) before income taxes                        3,974                (5,391)               11,066                   1,796
Income tax expense (benefit)                               980                (2,068)                2,540                    (432)
                                                      --------               -------               -------                 -------
     Net income (loss)                                $  2,994                (3,323)                8,526                   2,228
                                                      ========               =======               =======                 =======
Earnings (loss) per common share:
  Basic                                                   $.23                  (.25)                  .65                     .17
  Diluted                                                 $.23                  (.25)                  .65                     .16
                                                      ========               =======               =======                 =======
Weighted average number of common shares
 outstanding:
   Basic                                                13,219                13,218                13,217                  12,867
   Diluted                                              13,239                13,218                13,225                  13,845
                                                      ========               =======               =======                 =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (Dollars in thousands)

                                                                                     For the nine
                                                                                     months ended     For the year ended
                                                                                    September 30,        December 31,
                                                                                         2000                 1999
                                                                                    -------------     ------------------
                                                                                     (Unaudited)
Common stock:
   Balance, beginning of year                                                              $    140                  132
    Issuance of common stock, par value                                                          --                    8
                                                                                           --------              -------
   Balance, end of period                                                                       140                  140
                                                                                           --------              -------
Additional paid-in capital:
   Balance, beginning of year                                                               231,515              223,976
    Net (retirement) issuance of common stock                                                   (20)               7,539
                                                                                           --------              -------
   Balance, end of period                                                                   231,495              231,515
                                                                                           --------              -------
Accumulated other comprehensive income (loss):
   Balance, beginning of year                                                               (29,184)              16,803
    Changes in net unrealized gain or loss, net of tax                                        5,935              (46,138)
    Net unrealized investment losses of written-off subsidiary, net of tax                       --                  151
                                                                                           --------              -------
   Balance, end of period                                                                   (23,249)             (29,184)
                                                                                           --------              -------
Treasury stock, at cost:
   Balance, beginning of year                                                                (9,459)              (9,268)
    Acquisition of treasury stock                                                                --                 (191)
                                                                                           --------              -------
 Balance, end of period                                                                      (9,459)              (9,459)
                                                                                           --------              -------
Deferred compensation on restricted stock:
 Balance, beginning of year                                                                  (3,147)              (1,074)
  Net retirement (issuance) of restricted stock                                                  50               (2,073)
                                                                                           --------              -------
 Balance, end of period                                                                      (3,097)              (3,147)
                                                                                           --------              -------
Retained earnings:
 Balance, beginning of year                                                                  74,536               87,985
  Net income (loss)                                                                           8,526              (13,449)
                                                                                           --------              -------
 Balance, end of period                                                                      83,062               74,536
                                                                                           --------              -------
          Total stockholders' equity                                                       $278,892              264,401
                                                                                           ========              =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                             (Dollars in thousands)

                                                                     Three Months                              Nine Months
                                                                  Ended September 30,                       Ended September 30,
                                                             ---------------------------                -------------------------
                                                              2000                 1999                  2000               1999
                                                             ------               ------                ------             ------

Net income (loss)                                            $2,994               (3,323)                8,526              2,228
                                                             ------              -------                ------            -------
Other comprehensive income (loss), net of taxes:
   Increase (decrease) in unrealized gain or loss
    on investments, net of taxes of $3,207 and
    ($4,589) for the three months and $3,485 and
    ($17,821) for the nine months ended
    September 30, 2000 and 1999, respectively                 5,956               (8,523)                6,472            (33,097)
   Reclassification adjustments for realized
    (gains) income, losses in net income, net of
    taxes of $46 and $(360) for the three months and
    $(289) and $(988) for the nine months ended
    September 30, 2000 and 1999, respectively                    86                 (670)                 (537)            (1,836)
                                                             ------              -------                ------            -------
     Other comprehensive income (loss), net of
      taxes                                                   6,042               (9,193)                5,935            (34,933)
                                                             ------              -------                ------            -------
Comprehensive income (loss)                                  $9,036              (12,516)               14,461            (32,705)
                                                             ======              =======                ======            =======

     See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                         ------------------------------
                                                                                            2000                 1999
                                                                                         ---------            ---------
Cash flows from operating activities:
 Net income                                                                              $   8,526                2,228
                                                                                         ---------            ---------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                              3,831                1,359
  Net realized investment gains                                                               (826)              (2,824)
  Deferred tax expense                                                                       2,416                 (449)
  Change in:
   Premiums in course of collection                                                        (24,156)             (10,556)
   Premiums due under retrospectively rated policies                                         2,434                9,241
   Receivable from reinsurers                                                               32,738               (9,471)
   Prepaid reinsurance premiums                                                             (6,842)               1,063
   Funds on deposit with reinsurers                                                          3,281                 (997)
   Deferred policy acquisition costs                                                       (12,528)              (1,123)
   Loss and loss adjustment expense reserves                                               (49,344)             (87,187)
   Unearned premiums                                                                        61,851                3,660
   Other operating assets and liabilities                                                    1,224              (16,692)
                                                                                         ---------            ---------
  Total adjustments                                                                         14,079             (113,976)
                                                                                         ---------            ---------
     Net cash provided by (used in) operating activities                                    22,605             (111,748)
                                                                                         ---------            ---------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                                              81,591              137,848
  Equity securities                                                                          1,721                8,311
  Other invested assets                                                                      1,258                  576
 Maturities or calls:
  Fixed maturity securities available-for-sale                                              38,973              132,459
 Investment purchases:
  Fixed maturity securities available-for-sale                                            (117,870)            (154,345)
  Equity securities                                                                         (1,000)             (18,940)
 Net additions to property and equipment                                                    (1,487)              (3,731)
                                                                                         ---------            ---------
  Net cash provided by investing activities                                                  3,186              102,178
                                                                                         ---------            ---------
Cash flows from financing activities:
  Repayment of senior bank debt                                                            (10,000)              (5,996)
  Issuance of common stock                                                                      --                5,474
  Acquisition of treasury stock                                                                 --                 (191)
                                                                                         ---------            ---------
  Net cash used in financing activities                                                    (10,000)                (713)
                                                                                         ---------            ---------
Net increase (decrease) in cash and cash equivalents                                        15,791              (10,283)
Cash and cash equivalents at beginning of period                                            78,283               70,747
                                                                                         ---------            ---------
Cash and cash equivalents at end of period                                               $  94,074               60,464
                                                                                         =========            =========
Supplemental disclosure of cash flow information:
     Interest paid                                                                       $   6,478            $   6,161
                                                                                         =========            =========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

1.    Basis of Presentation

  The accompanying consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 1999.

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

  As discussed in Note 3, the Company wrote-off in December 1999 its remaining investment in and deferred taxes associated with LMI Insurance Company (LMI). The assets and liabilities of LMI were not included in the accompanying balance sheet as of December 31, 1999. The September 30, 1999 consolidated financial statements have not been restated.

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

3.  Write-off of Subsidiary

  In December 1999, the Company wrote-off its remaining investment in and deferred taxes associated with LMI. Since 1997, the Company had supported LMI; however, based upon an assessment of the value of LMI, the Company concluded that continued support of LMI was no longer in the best interest of the Company and its shareholders. In March 2000, the Court of Common Pleas in Franklin County, Ohio, entered an order appointing the Superintendent of Insurance of the State of Ohio as the Rehabilitator of LMI. As Rehabilitator, the Superintendent is by operation of law vested with control of LMI, including title to all LMI assets. On May 22, 2000, a Final Order of Liquidation and Appointment of Liquidator was entered against LMI by the Court of Common Pleas in Franklin County, Ohio. Management believes that the regulatory matters concerning LMI will not have a material impact on the Company's ongoing operations. The September 30, 1999 consolidated financial statements have not been restated to reflect the write-off of LMI.

4.  Earnings (Loss) Per Share

  The following tables set forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                                     Three Months Ended                       Nine Months Ended
                                                                       September 30,                            September 30,
                                                                   --------------------------             ----------------------
                                                                     2000               1999               2000             1999
                                                                   -------             ------             ------           ------
NUMERATOR:
 Net income (loss), as reported and for basic earnings
  (loss) per share                                                 $ 2,994             (3,323)             8,526            2,228
 Effect of dilutive securities - after tax debt expense
  applicable to convertible subordinated debentures, if
  appropriate                                                           --                 --                 --               --
                                                                   -------             ------             ------           ------
 Numerator for diluted earnings per common share -
  income available to common stockholders after
  assumed conversions, if appropriate                              $ 2,994             (3,323)             8,526            2,228
                                                                   =======             ======             ======           ======
DENOMINATOR:
 Denominator for basic earnings (loss) per share -
  weighted average shares outstanding                               13,219             13,218             13,217           12,867
 Effect of dilutive securities:
  Common stock warrants and outstanding stock
  options (based on treasury stock method)                              20                 --                  8              978
  Convertible subordinated debentures, if appropriate                   --                 --                 --               --
                                                                   -------             ------             ------           ------
 Denominator for diluted earnings (loss) per share -
  adjusted weighted average shares and assumed
  conversions                                                       13,239             13,218             13,225           13,845
                                                                   =======             ======             ======           ======
 Basic earnings (loss) per share                                   $   .23               (.25)               .65              .17
 Diluted earnings (loss) per share                                 $   .23               (.25)               .65              .16
                                                                   =======             ======             ======           ======

  The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during the nine months ended September 30, 2000 and 1999, but were not included in the computation of diluted earnings (loss) per share because the assumed conversion would be antidilutive.

5.  Warrant Price Adjustment

  The exercise price of the Series A, A-2, B and B-2 common stock purchase warrants which were issued with the convertible subordinated debentures are, for the life of the stock purchase warrants, subject to adjustment due to adverse loss reserve and uncollectible reinsurance development for years prior to 1996. No adjustment to the exercise price has been recorded during the nine months ended September 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                          Three Months Ended                               Nine Months Ended
                                                             September 30,                                   September 30,
                                                      ----------------------------                    ----------------------------
                                                          2000                1999                        2000                1999
                                                      --------             -------                    --------            --------
                                                                             (Dollars in thousands)
Gross premiums written                                $136,607              92,768                     368,520             264,534
Net premiums written                                  $121,349              84,913                     329,828             242,677
                                                      ========             =======                    ========            ========
Net premiums earned                                   $102,912              78,091                     274,820             237,954
Loss and loss adjustment expense incurred              (77,869)            (65,753)                   (204,605)           (182,423)
Underwriting expenses                                  (33,129)            (31,923)                    (96,339)            (97,851)
                                                      --------             -------                    --------            --------
Underwriting loss                                       (8,086)            (19,585)                    (26,124)            (42,320)
Net investment income                                   15,639              16,821                      46,721              51,762
Net realized investment gains (losses)                    (132)              1,030                         826               2,824
Debt interest and amortization expense                  (3,056)             (2,872)                     (9,176)             (8,760)
Other expenses, net                                       (391)               (785)                     (1,181)             (1,710)
                                                      --------             -------                    --------            --------
Income (loss) before income taxes                        3,974              (5,391)                     11,066               1,796
Income tax expense (benefit)                               980              (2,068)                      2,540                (432)
                                                      --------             -------                    --------            --------
Net income (loss)                                     $  2,994              (3,323)                      8,526               2,228
                                                      ========             =======                    ========            ========
Earnings (loss)  per common share:
  Basic                                                 $  .23                (.25)                        .65                 .17
                                                        ======               =====                       =====               =====
  Diluted                                               $  .23                (.25)                        .65                 .16
                                                        ======               =====                       =====               =====
Ratios:
  Loss                                                    75.7%               84.2%                       74.5%               76.7%
  Expense                                                 32.2%               40.9%                       35.1%               41.1%
                                                        ------               -----                       -----               -----
   Combined                                              107.9%              125.1%                      109.6%              117.8%
                                                        ======               =====                       =====               =====

PERIOD TO PERIOD COMPARISONS

  Gross Premiums Written. Gross premiums written for the three months and nine months ended September 30, 2000 and 1999 were $136.6 million, $92.8 million, $368.5 million and $264.5 million, respectively. The $43.8 million and $104.0 million or 47.3% and 39.3% increase for the three months and nine months ended September 30, respectively, is due primarily to new business growth in the core commercial lines and certain new programs. The Company continues to focus on underwriting standards and adequate pricing during a period of competitive pricing in both commercial and personal lines.

  Net Premiums Written. Net premiums written for the three months and nine months ended September 30, 2000 and 1999 were $121.3 million, $84.9 million, $329.8 million and $242.7 million, respectively. The increase of $36.4 million and $87.1 million or 42.9% and 35.9% in 2000 compared to 1999 is related to the same issues affecting gross premiums written.

  Net Premiums Earned. Net premiums earned for the three months and nine months ended September 30, 2000 and 1999 were $102.9 million, $78.1 million, $274.8 million and $238.0 million, respectively. The increase of $24.8 million and $36.8 million or 31.8% and 15.5% in 2000 compared to 1999 is related to the growth of gross and net premiums written as discussed above. Net premiums written are initially deferred and earned based upon the terms of the underlying policies which creates a lag in earnings during periods of increasing or decreasing net premiums written.

  Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expenses incurred for the three months and nine months ended September 30, 2000 and 1999 were $77.9 million, $65.8 million, $204.6 million and $182.4 million, respectively. The loss and loss adjustment expense ratio for the three months and nine months ended September 30, 2000 and 1999 was 75.7%, 84.2%, 74.5% and 76.7%, respectively. Loss and loss adjustment expenses incurred for the three months and nine months ended September 30, 2000 includes a charge of $3.5 million to increase Ocean Marine prior year loss reserves, a line of business placed in run-off in early 2000. Loss and loss adjustment expenses for the three months ended September 30, 2000 included weather related catastrophe losses of approximately $1.0 million. Weather related catastrophe losses for the third quarter of 1999 were approximately $6.3 million of which approximately $5.3 million related to Hurricane Floyd. For the nine months ended September 30, 2000 and 1999, weather related catastrophe losses were approximately $5.4 million and $4.9 million (excluding Hurricane Floyd), respectively.

  Underwriting Expenses. Underwriting expenses for the three months and nine months ended September 30, 2000 and 1999 were $33.1 million, $31.9 million, $96.3 million and $97.9 million, respectively. The underwriting expense ratio for the three months and nine months ended September 30, 2000 and 1999 was 32.2%, 40.9%, 35.1% and 41.1%, respectively. Expenses for the three months and nine months benefited by $1.6 million of reduced expenses related to a true-up of benefit accruals and additional earned fees. The three month and nine month expense ratio was reduced by 1.6 points and .6 points, respectively. Additionally, the decline in the underwriting expense ratio is the result of the Company's expense saving initiatives regarding reduced system costs and salaries and higher net premium earned in 2000.

  Investment Results. Net investment income for the three months and nine months ended September 30, 2000 and 1999 was $15.6 million, $16.8 million, $46.7 million and $51.8 million, respectively. Net investment income decreased $1.2 million and $5.1 million compared to 1999 due to the continued reduction in the size of the investment portfolio due to payout of old reserves and the write-off of a former subsidiary. Net realized investment gains (losses) for the Company were $(.1) million, $1.0 million, $.8 million and $2.8 million for the three months and nine months ended September 30, 2000 and 1999, respectively.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months and nine months ended September 30, 2000 and 1999 was $3.1 million, $2.9 million, $9.2 million and $8.8 million, respectively. The increase is due to the underlying variable interest rate increases and variable performance add-ons associated with the Company's senior bank debt.

  Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses of the insurance subsidiaries offset by miscellaneous income.

  Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense (benefit) for the three months and nine months ended September 30, 2000 and 1999 was $1.0 million, $(2.1) million, $2.5 million and $(.4) million, respectively. The Company's effective tax rate reflects the amount of net investment income from tax advantaged fixed income securities and the magnitude of the underwriting loss in relation to net taxable investment income.

LIQUIDITY AND CAPITAL RESOURCES

  Highlands Group is a holding company, the principal assets of which at September 30, 2000 are all of the capital stock of Highlands Insurance Company and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

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

PART II   Other Information

ITEM 1.   LEGAL PROCEEDINGS

  From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company ("Halliburton"), formerly the Company's parent and largest customer. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-1990's, approximately 23,000 third party asbestos claims have been made against Brown & Root. Through September 30, 2000, the Company paid $1.1 million on behalf of Brown & Root under the fixed premium policies on asbestos claims, and billed Brown & Root $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Brown & Root has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

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

  The Company filed its answer in the Texas Action on July 26, 2000 denying the allegations in Halliburton's complaint. On July 27, 2000, Halliburton filed an amended petition in the Texas Action adding Brown & Root as a plaintiff. Discovery in the Delaware Action and the Texas Action has commenced.

  On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action.

  On November 6, 2000, Halliburton filed a second amended petition in the Texas Action adding Highlands Insurance Group, Inc., as a defendant.

  Oral argument on the motions pending in the Delaware Action is scheduled for November 30, 2000.

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

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


Date:    November 14, 2000    By  /s/ Willis T. King, Jr.
                                  -----------------------
                                  Willis T. King, Jr.
                                  Chairman and Chief
                                  Executive Officer
                                  (Authorized Signatory)

Date:    November 14, 2000    By  /s/ Charles J. Bachand
                                  ----------------------
                                  Charles J. Bachand
                                  Vice President, Treasurer and
                                  Principal Accounting Officer
                                  (Authorized Signatory)