Form 10-K405
period 2000-12-31
HIGHLANDS INSURANCE GROUP INC
filed 2001-04-17
CIK 1002816

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-K

                  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934 For the Fiscal Year Ended December
                                    31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                                 --------------
                         HIGHLANDS INSURANCE GROUP, INC.
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

           Securities registered pursuant to Section 12(b) of the Act:

                 Title of each          Name of each exchange on
                    class                   which registered
          --------------------------  -----------------------------
         Common Stock $.01 Par Value     New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 30, 2001, was $40,920,669 (based on $3.30 per share). At March 30, 2001, the Registrant had outstanding 13,248,879 shares of its Common Stock, par value $.01 per share.

                                TABLE OF CONTENTS


  Item                                                                                             Page
                                                 PART I
    1.Business...................................................................................  1
    2.Properties................................................................................. 17
    3.Legal Proceedings.......................................................................... 17
    4.Submission of Matters to a Vote of Security Holders........................................ 18

                                                PART II

    5.Market for Company's Common Stock and Related Stockholder Matters.......................... 19
    6.Selected Financial Data.................................................................... 20
    7.Management's Discussion and Analysis of Financial Condition and Results of Operations...... 21
   7A.Quantitative and Qualitative Disclosures about Market Risk................................. 27
    8.Financial Statements and Supplemental Data................................................. 28
    9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....... 28

                                                PART III

   10.Directors and Executive Officers of the Registrant......................................... 28
   11.Executive Compensation..................................................................... 30
   12.Security Ownership of Certain Beneficial Owners and Management............................. 37
   13.Certain Relationships and Related Transactions............................................. 40

                                                PART IV

   14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................... 40


                                     PART I

ITEM 1: Business.

General

     Highlands Insurance Group, Inc. (the "Highlands Group") is an insurance holding company that, through its subsidiaries (collectively, the "Company"), is engaged in the property and casualty insurance business. Until January 23, 1996, the Highlands Group was a wholly-owned subsidiary of Halliburton Company ("Halliburton"). On that date, the shares of the Highlands Group's common stock (the "Common Stock") were distributed to holders of common stock of Halliburton in the form of a dividend (the "Distribution"). In April 1997, the Highlands Group acquired Vik Brothers Insurance, Inc. and its subsidiaries which was renamed American Reliance, Inc. The acquisition was accounted for as a purchase and, accordingly, the financial results of American Reliance, Inc. and its subsidiaries ("American Reliance") are included in the consolidated financial statements effective as of the date of acquisition.

     The Company's home office is in Lawrenceville, New Jersey, where it has one of its regional offices. It maintains eight other regional offices in Texas, North Carolina, Ohio, Wisconsin, Iowa, Colorado, Tennessee and California. A major accounts business unit is located in Lawrenceville to service larger or specialized accounts. The Company's principal subsidiaries are Highlands Insurance Company, Northwestern National Casualty Company and Pacific National Insurance Company.

     In 2000, the Company incurred a pre-tax loss of $38.5 million and, due to the write-off of deferred tax assets, a net after tax loss of $106 million. The Company incurred a net loss of $13.5 million in 1999. As a result of these losses, the Company would have been in default of covenants under its senior bank debt. These defaults have been eliminated through amendments to the Credit Agreement for the senior bank debt. The Company has retained two investment banking firms to explore strategic and other alternatives for the Company. See "Risk Factors" in this Item 1 and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's principal product lines, shown as a percentage of gross premiums written for 2000, are as follows:

            Commercial multiple-peril..............     26.5
            Workers' compensation..................     24.7
            Commercial automobile..................     22.3
            Homeowners multiple peril and fire.....     10.2
            General liability......................      9.3
            Personal automobile....................      5.1
            Inland Marine..........................       .2
            Other..................................      1.7
                                                     ----------
                                                       100.0%

The Company, which is licensed in all 50 states and the District of Columbia, writes primarily property and casualty insurance for commercial customers and certain personal lines. Its commercial policyholders consist of small to medium-sized customers, such as retailers, wholesalers, contractors and service businesses. In addition, the Company writes insurance through its major accounts unit for medium to large commercial accounts and program groups, including risk purchasing groups. The Company's personal lines focus on homeowners multiple peril, dwelling fire and automobile insurance, primarily on the East Coast.

Products

     The Company writes commercial and personal property and casualty coverage. The commercial lines include primarily commercial multiple peril, workers' compensation, general liability and commercial automobile insurance. Frequently, commercial policies are sold on an account basis, including a combination of these policy coverages. Policies written for large commercial accounts can be underwritten on a high deductible or retrospectively rated basis, with significant risk retention by the insured. Policies written for small to medium-sized accounts are generally on a fixed premium basis where the insured has little or no retained risk, although certain workers' compensation policies provide for profit sharing participation to the insured in the form of dividends. The personal lines consist of homeowners multiple peril and dwelling fire and personal automobile insurance. Additionally, the Company writes inland marine insurance which is generally unrelated to the commercial or personal lines property and casualty products. The Company discontinued writing ocean marine business at the end of 1999.

     The following table sets forth the Company's gross premiums written by product line for the periods indicated.

                                                            Years Ended
                                                           December 31,

                                                       2000     1999    1998
                                                       ----     ----    ----
                                                           (in millions)
 Commercial multiple peril..............              $137.2   101.4    96.6
 Workers' compensation..................               128.0    70.8    90.0
 Commercial automobile..................               115.2    50.5    47.5
 Homeowners multiple peril and fire.....                52.6    49.0    40.2
 General liability......................                48.2    42.4    26.7
 Personal automobile....................                26.6    29.9    27.5
 Inland Marine..........................                 1.1     7.2     7.2
 Discontinued lines.....................                 1.6     1.3     1.0
 Ocean Marine...........................                  --     8.6    10.9
 Other .................................                 6.1     3.0    30.5
                                                      ------   -----   -----
      Total.............................              $517.1   364.1   378.1
                                                      ======   =====   =====

     The following is a description of the types of insurance products sold by the Company.

     Commercial Multiple Peril. Commercial multiple peril policies insure businesses against property loss and third party liability exposures.

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

underwrites surety bonds and property coverage.


Types of Policies

     Approximately 98% of the Company's gross premiums written in 2000 related to policies written on a traditional fixed premium basis whereby the customer receives stated levels of coverage in return for a fixed premium over the policy term, including certain workers' compensation policies which provide for participating dividends. The balance of the Company's insurance premiums are written on policies subject to retrospective rating or individually negotiated, high deductible, fixed premium policies.

     Premiums for retrospectively rated policies may be adjusted up or down, subject to certain limitations contained in the policy, based on the actual loss experience of the insured during the policy period. Loss sensitive policies reduce but do not eliminate risk to the insurer. The Company estimates ultimate losses for the retrospectively rated policies and then adjusts written and earned premiums and premiums due from policyholders for changes in the estimated ultimate losses from the prior valuation.

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

Geographic Distribution

     The following table sets forth the geographic distribution of the Company's gross premiums written for the periods indicated.

                                       Years Ended
                                      December 31,
                                  2000     1999    1998
                                  ----     ----    ----
                                      (in millions)
            California.........  $81.2     53.0     47.1
            Texas..............   67.7     46.7     52.4
            New York...........   47.5     13.3     11.3
            New Jersey.........   44.6     39.1     51.3
            Pennsylvania.......   40.2     32.2     31.4
            North Carolina.....   23.3     23.6     18.3
            Wisconsin..........   16.0     10.2      9.4
            Iowa...............   15.7     14.9     14.4
            Indiana............   11.3     11.7     10.5
            South Carolina.....    9.4     10.5     11.0
            Other..............  160.2    108.9    121.0
                                ------    -----    -----
                                $517.1    364.1    378.1
                                ======    =====    =====

Marketing

     The Company sells its insurance products in various regional markets through a network of approximately 2,500 independent agents. Its ten largest agents wrote 7.1% of the Company's gross premiums written in 2000.

     The Company markets small to medium-sized commercial and personal insurance through nine regional offices in Lawrenceville, New Jersey; Houston, Texas; Raleigh, North Carolina; Columbus, Ohio; Brookfield, Wisconsin; Des Moines, Iowa; Denver, Colorado; Nashville, Tennessee; and Woodland Hills and Tustin, California. The Company has new business offices in Dallas, Texas and Sacramento, California.

     The Company's small to medium-sized commercial customers (with premium on policies ranging from $2,500 to $500,000) consist mainly of retailers, wholesalers, service businesses, funeral homes, office buildings, religious institutions, franchise and family style restaurants, municipalities, golf courses, automobile dealers, contractors, wholesale durable goods producers, producers of retail building materials, machine shops and tool manufacturers.

     The personal lines unit, which is headquartered in Raleigh, North Carolina, focuses on homeowners multiple peril, dwelling fire and, to a lesser extent, personal automobile coverage, primarily along the East Coast.

     The Company sells insurance products, through its major accounts unit in Lawrenceville, New Jersey. This unit focuses on program groups, including risk purchasing groups and other larger accounts with a premium size of $1 million or greater.

     Because the Company's business is marketed through independent insurance agents and brokers, it considers its relationship with these agents and brokers to be critical to its success. Accordingly, the Company seeks to establish long-term relationships with well-established agencies and brokers with a proven track record. In selecting agencies and brokers for appointment, the Company considers the following criteria: a record of profitability and financial stability; an experienced and professional staff; the existence of a marketing plan for future growth; and a plan for succession in management. The Company's agents are primarily medium-sized firms, generally with annual premium volume estimated at between $2 million and $40 million. Agents are retained under agency agreements which provide for the payment of commissions based on a percentage of premiums written by line of business. Some agents are also eligible to earn contingent commissions based on achieving specified levels of premium volume with profitable underwriting experience. The Company continually monitors the performance of its agents and brokers and terminates relationships in the case of substandard performance.

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

Underwriting

     The underwriting and risk selection process is performed at each of the regional offices, new business offices and business units. Underwriting guidelines and criteria are established by corporate underwriting, located in Lawrenceville, New Jersey. Underwriting audits are performed periodically by the regional, corporate underwriting and executive personnel to ensure compliance with underwriting and pricing directives.

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

Discontinued Lines

     Between 1976 and 1996, the Company discontinued three lines of business ("Discontinued Lines") which still generate claims that affect the Company's results of operations: (i) business generated by the Company's London operations, which were initially conducted as a branch office and subsequently by a UK subsidiary (together "Highlands (UK)") and which were discontinued in 1993; (ii) certain umbrella/excess liability policies which were discontinued in 1985; and (iii) assumed casualty and property reinsurance, which was discontinued between 1976 and 1996. In 1999, the Company discontinued writing ocean marine business. The Company has outsourced the claims handling and run-off management of Highlands (UK) to a professional run-off company doing business in the United Kingdom. The run-off of the other discontinued lines is being managed directly by Company personnel in Houston, Texas and Lawrenceville, New Jersey.

Loss and Loss Adjustment Expense Reserves

     Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The Company's loss and loss adjustment expense reserves are reviewed quarterly by the Company's internal actuaries and at year end by the Company's independent actuaries. The Company's independent actuaries issued opinions on the 2000 loss and loss adjustment expense reserves for the insurance subsidiaries, as required for their statutory filings with the various insurance departments.

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



                                                                     2000           1999          1998
                                                                    -------       --------      --------

                                                                             (in thousands)
Balance at January 1............................................   $1,353,524    1,603,548    1,605,374
     Less--Reinsurance recoverables..............................     614,208      732,567      692,668
                                                                   ----------   ----------    ---------
Net balance at January 1........................................      739,316      870,981      912,706
                                                                   ----------   ----------    ---------
Incurred related to--
     Current year...............................................      321,181      247,027      256,528
     Commutation of Aggregate Excess of Loss Reinsurance
        Agreement...............................................           --           --       50,000
     Prior year--
          Asbestos and environmental............................        7,762        1,795       19,119

          All other.............................................       17,194       (9,882)       2,753
                                                                   ----------   ----------    ---------

     Total prior year...........................................       24,956       (8,087)      21,872
                                                                   ----------   ----------    ---------
          Total incurred........................................      346,137      238,940      328,400
                                                                   ----------   ----------    ---------
Paid related to--
     Current year...............................................      136,565      101,294       90,635
     Prior year--
          Asbestos and environmental............................       11,041       15,038        9,712
          All other.............................................      171,997      230,240      269,778
                                                                   ----------   ----------    ---------
     Total prior year...........................................      183,083      245,278      279,490
                                                                   ----------   ----------    ---------
          Total paid............................................      319,603      346,572      370,125
                                                                   ----------   ----------    ---------
Elimination of LMI reserves(1)..................................          --        24,033           --
                                                                   ----------   ----------    ---------
Net balance at December 31......................................      765,850      739,316      870,981
     Add--Reinsurance recoverables...............................     626,647      614,208      732,567
                                                                   ----------   ----------    ---------
Balance at December 31..........................................   $1,392,497    1,353,524    1,603,548
                                                                   ==========   ==========    =========

------------------
(1)  The Company wrote off its investment in LMI Insurance Company("LMI").  See
     Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The loss reserve experience of the Company, as reflected on the basis of generally accepted accounting principles, is shown in the following table, which represents the development of balance sheet reserves for 1990 through 2000. The top three lines of the table reconcile gross loss and loss adjustment expense reserves to net loss and loss adjustment expense reserves for 1992 through 2000. The upper section of the table shows the cumulative amount paid with respect to the previously recorded net reserves as of the end of each succeeding period. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding period. In addition, the table also presents the gross re-estimated reserve liability as of the latest re-estimation period. The Company did not restate data for years prior to 1992 in this table for presentation on a gross of reinsurance basis for 1990 and 1991.

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

                                                     1990        1991         1992        1993        1994        1995
                                                ---------   ---------   ----------   ---------   ---------   ---------
Gross reserves for loss and adjustment
expense  ......................................        --          --    1,393,352   1,225,242   1,149,173   1,253,627
Deduct: reinsurance recoverable  ..............        --          --      827,381     627,285     557,096     599,558
Net reserves for loss and loss adjustment
expense  ......................................   540,818     652,925      565,971     597,957     592,077     654,069
Net paid (cumulative) as of:
One year later  ...............................   236,070     263,755      268,072     184,586     198,415     163,521
Two years later  ..............................   419,791     420,876      395,244     333,366     323,737     266,093
Three years later  ............................   510,739     518,442      513,135     426,022     404,287     348,713
Four years later  .............................   573,504     608,865      587,726     488,676     473,059     424,307
Five years later  .............................   638,963     668,889      639,647     548,333     542,484     456,108
Six years later  ..............................   685,578     714,843      692,851     612,998     570,475
Seven years later  ............................   723,905     763,008      753,462     636,731
Eight years later  ............................   764,543     820,177      773,148
Nine years later  .............................   822,346     836,369
Ten years later  ..............................   834,515
Gross paid (cumulative) as of:
One year later  ...............................                            583,180     405,885     284,446     279,091
Two years later  ..............................                            920,199     635,683     522,680     429,250
Three years later  ............................                          1,113,503     836,921     650,471     556,177
Four years later  .............................                          1,296,333     945,321     762,957     674,906
Five years later  .............................                          1,392,285   1,047,819     875,842     763,058
Six years later  ..............................                          1,486,879   1,155,295     959,651
Seven years later  ............................                          1,587,715   1,231,710
Eight years later  ............................                          1,657,188
Net liability re-estimated as of:
End of year  ..................................   540,818     652,925      565,971     597,957     592,077     654,069
One year later  ...............................   653,379     694,248      688,811     662,841     735,647     676,940
Two years later  ..............................   725,661     785,147      772,020     788,454     750,941     702,633
Three years later  ............................   772,614     828,241      894,071     805,313     783,138     765,168
Four years later  .............................   824,126     938,216      915,163     835,720     863,781     753,158
Five years later  .............................   925,216     957,726      943,789     913,664     850,726     792,861
Six years later  ..............................   943,067     988,466    1,035,577     900,015     894,614
Seven years later  ............................   971,193   1,084,762    1,023,488     948,416
Eight years later  ............................ 1,060,151   1,073,281    1,069,581
Nine years later  ............................. 1,053,600   1,127,817
Ten years later  .............................. 1,108,671
Net (deficiency) redundancy  ..................  (567,853)   (474,892)    (503,610)   (350,459)   (302,537)   (138,792)
Impact of 1995 Third Quarter Change  ..........    90,501      96,640      103,483     107,594     117,000          --
Aggregate Stop Loss Adjustment.  ..............    50,000      50,000       50,000      50,000      50,000      50,000
Remaining net (deficiency) redundancy  ........  (427,352)   (328,252)    (350,127)   (192,865)   (135,537)    (88,792)
                                                =========   =========   ==========   =========   =========   =========
Gross re-estimated liability as of:
End of year  ..................................                          1,393,352   1,225,242   1,149,173   1,253,627
One year later  ...............................                          1,636,022   1,413,673   1,445,913   1,324,315
Two years later  ..............................                          1,811,827   1,693,009   1,492,471   1,468,762
Three years later  ............................                          2,102,378   1,741,108   1,644,068   1,644,067
Four years later  .............................                          2,157,078   1,895,541   1,820,250   1,601,476
Five years later  .............................                          2,307,982   2,071,815   1,777,438   1,661,484
Six years later  ..............................                          2,472,233   2,031,628   1,832,012
Seven years later  ............................                          2,437,690   2,079,767
Eight years later  ............................                          2,476,651
Gross cumulative (deficiency) redundancy  .....                         (1,083,299)   (854,525)   (682,839)   (407,857)
                                                                        ==========   =========   =========   =========
Gross re-estimated liability  .................                          2,476,651   2,079,767   1,832,012   1,661,484
Less: re-estimated recoverable  ...............                          1,407,070   1,131,350     937,398     868,623
                                                                        ----------   ---------   ---------   ---------
Net re-estimated liability  ...................                          1,069,581     948,416     894,614     792,861
                                                                        ==========   =========   =========   =========
LMI Gross Reserves  ...........................
LMI Net Reserves  .............................
Gross re-estimated liability excluding LMI
reserves(1)  ..................................

Net re-estimated liability excluding LMI
reserves(1)  ..................................



                                                      1996        1997        1998       1999       2000
                                                 ---------   ---------   ---------  ---------  ---------
Gross reserves for loss and adjustment
expense  ......................................  1,156,824   1,605,374   1,603,548  1,353,524  1,392,497
Deduct: reinsurance recoverable  ..............    546,707     692,668     732,567    614,208    626,647
Net reserves for loss and loss adjustment
expense  ......................................    610,117     912,706     870,981    739,316    765,850
Net paid (cumulative) as of:
One year later  ...............................    135,747     279,490     245,278    183,038
Two years later  ..............................    231,409     459,712     364,188
Three years later  ............................    316,905     545,261
Four years later  .............................    358,041
Five years later  .............................
Six years later  ..............................
Seven years later  ............................
Eight years later  ............................
Nine years later  .............................
Ten years later  ..............................
Gross paid (cumulative) as of:
One year later  ...............................    183,701     338,120     333,982    240,167
Two years later  ..............................    324,859     590,529     504,850
Three years later  ............................    453,634     729,053
Four years later  .............................    551,313
Five years later  .............................
Six years later  ..............................
Seven years later  ............................
Net liability re-estimated as of:
End of year  ..................................    610,117     912,706     870,951    739,316    765,850
One year later  ...............................    626,563     984,578     862,894    764,272
Two years later  ..............................    689,107     971,903     866,204
Three years later  ............................    676,970     987,611
Four years later  .............................    711,769
Five years later  .............................
Six years later  ..............................
Seven years later  ............................
Eight years later  ............................
Nine years later  .............................
Ten years later  ..............................
Net (deficiency) redundancy  ..................   (101,652)   (74,905)      4,777     (24,956)
Impact of 1995 Third Quarter Change  ..........         --          --          --
Aggregate Stop Loss Adjustment.  ..............     50,000      50,000
Remaining net (deficiency) redundancy  ........    (51,652)    (24,905)     54,777     25,044
                                                 =========   =========   =========  =========
Gross re-estimated liability as of:
End of year  ..................................  1,156,824   1,605,374   1,603,548  1,353,524  1,392,497
One year later  ...............................  1,285,772   1,746,580   1,574,814  1,413,887
Two years later  ..............................  1,457,923   1,693,237   1,579,515
Three years later  ............................  1,414,284   1,732,603
Four years later  .............................  1,486,184
Five years later  .............................
Six years later  ..............................
Seven years later  ............................
Eight years later  ............................
Gross cumulative (deficiency) redundancy  .....   (329,360)   (127,229)     24,033    (60,363)
                                                 =========   =========   =========  =========
Gross re-estimated liability  .................  1,486,184   1,732,603   1,579,515  1,413,887
Less: re-estimated recoverable  ...............    774,415     744,992     713,311    649,615
                                                 ---------   ---------   ---------  ---------
Net re-estimated liability  ...................    711,769     987,611     866,204    764,272
                                                 =========   =========   =========
LMI Gross Reserves  ...........................                 52,759      60,284
LMI Net Reserves  .............................                 23,626      24,033
Gross re-estimated liability excluding LMI
reserves(1)  ..................................              1,640,478   1,514,530
                                                             ---------   ---------
Net re-estimated liability excluding LMI
reserves(1)  ..................................                948,277     960,545

  ___________
(1) The Company wrote off its investment in LMI. See Item 7: ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

  As the above table illustrates, the Company's net reserves at the end of 1999 developed unfavorably in 2000 by $25.0 million.


For additional discussion regarding loss and loss adjustment expense reserves, see Item 7: ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

  As a result of an analysis made in the fourth quarter of 2000 by the Company and its independent actuary, it was determined that there had been adverse development in the commercial multiple peril and workers' compensation lines of business. Following the results of this analysis, loss and loss adjustment expense reserves were increased at the end of 2000. The reserve increase covered the commerical multiple peril and workers' compensation lines as well as increases and decreases in other lines. The increase in reserves affected current year business as well as business written in prior years and added approximately 12.1 points to the 2000 year loss ratio of 89.1%. In addition, the Company and the property and casualty insurance industry in general has experienced substantial adverse development related to asbestos and environmental claims. For 2000, 1999 and 1998, the amounts of adverse reserve development related to asbestos and environmental claims were $7.8 million, $1.8 million and $19.1 million, respectively.

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

  The Company maintained excess of loss reinsurance treaties for each of its main property, casualty and marine coverages during 2000. On casualty risks, including workers' compensation, the retention level was $500,000 per occurrence, with reinsurance coverage up to $30 million per occurrence. Additional workers' compensation coverage was provided by a second catastrophe excess of loss arrangement that provides $80 million in addition to the $30 million for total workers' compensation coverage of $109.5 million in excess of $500,000. On property risks, reinsurers assume liability for 100% in excess of a retention of $500,000 up to $25 million per risk subject. For larger limits or whenever unusual exposures are present, the Company purchases individual policy reinsurance which is referred to as facultative. In addition, the Company purchased property catastrophe reinsurance to reduce its exposure to losses resulting from any single catastrophic event. Under this treaty, which is effective from July 1, 2000 through June 30, 2001, the Company retains $5 million of a loss occurrence and there are four layers of coverage above the $5 million retention. The first layer, which is 55.44% placed, covers $5 million of losses in excess of $5 million and the Company retains 5%; the second layer covers $10 million of losses in excess of $10 million and the Company retains 2.5%; the third layer covers $20 million of losses in excess of $20 million with no retention by the Company; and the fourth layer covers $30 million in losses in excess of $40 million with no retention by the Company. The Company intends to renew this treaty for an additional year when it expires. On marine business, reinsurers assumed liability on loss occurrences which exceed $125,000 per occurrence up to $22 million.

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

  The following table sets forth, by quality of reinsurer (for those domestic companies rated by A.M. Best), the Company's reinsurance recoverable as of December 31, 2000.

                                                        December 31,
                                                        ------------
      Category                                              2000
      --------                                          ------------
                                                        (in millions)
      A.M. Best Rated:
         B++ or better  ..............................       312.5
         B+ or less  .................................       100.2
      Non A.M. Best Rated:
         Equitas/Lloyds  .............................       141.1
         Other foreign reinsurers  ...................       117.0
         Pools and associations  .....................        12.8
                                                        ------------
            Total reinsurance recoverable  ...........       683.6
                                                        ============

  Based upon its evaluations of reinsurers, the Company retains the ceded reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. In addition, there are instances where the Company and one or more of its reinsurers disagree on the terms or extent of reinsurance coverage with respect to particular losses. In those situations, the Company attempts to negotiate an acceptable settlement of the disagreement or, failing to reach a settlement, takes the matter to arbitration. The largest such disagreement, in the amount of $20 million of reinsurance recoverable (net of a valuation allowance), concerns reinsurance on California construction defect claims.

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

At December 31, 2000, such collateral totaled approximately $22.8 million, of which $12.2 million was received from other foreign reinsurers above. The Company's three largest reinsurance recoverables at December 31, 2000 were with Lloyds of London/Equitas, amounting to approximately $141.1 million, $84.1 million with American Reinsurance Company and $55.8 million with General Reinsurance Company. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Reinsurance Receivables."


Investments

  The Company invests primarily in fixed maturity investment-grade securities and managed its portfolio internally until December 31, 2000. Beginning in 2001, the Company is using an outside firm to help manage its portfolio. The table below shows the carrying value and classification of the Company's investments at the dates indicated.

                                                                       December 31,
                                                              -------------------------------
                                                                   2000       1999       1998
                                                                  -----      -----    -------
                                                                       (in millions)
Fixed maturities:
  United States Government and government agencies  ........     $138.3      116.0      205.5
  States, municipalities and political subdivisions  .......       15.9       41.3       61.2
  Asset-backed and collateralized securities  ..............      345.0      336.6      415.0
  Corporate securities  ....................................      277.2      268.6      318.4
  Other  ...................................................         --         --        1.1
Equity securities  .........................................       32.1       26.6       21.1
Other investments  .........................................        2.0        3.1        3.1
Cash and cash equivalents  .................................      109.8       78.3       70.7
                                                                 ------      -----    -------
                                                                 $920.3      870.5    1,096.1
                                                                 ======      =====    =======

  Fixed Maturities. Fixed maturities constituted 84.4% of the Company's cash and investments at December 31, 2000. Fixed maturity investments are classified as available-for-sale and carried on the Company's balance sheet at estimated fair value, with unrealized gains and losses (net of taxes) recorded in stockholders' equity as accumulated other comprehensive income (loss). At December 31, 2000, the pre-tax net unrealized losses on available-for-sale fixed maturities totaled $20.6 million.

  The fixed maturities portfolio is managed to provide a reasonable return while limiting exposure to risk. The following table sets forth the composition of the Company's portfolio of fixed maturity investments by National Association of Insurance Commissioners (``NAIC'') rating and a description of the equivalent ratings of Moody's Investor Services, Inc. (``Moody's'') at the dates indicated.

                              Moody's
                            Description
      NAIC Ratings          Equivalent      December 31,     December 31,     December 31,
------------------------  -------------    --------------   --------------   --------------
                                               2000             1999             1998
                                               -----            -----            -----
           1              AAA/AA/A              88.3%            90.9%            91.1%
           2              BAA                   10.9%             8.8              8.2
           3              BA                      .8%             0.3              0.5
           4              B                       --               --              0.2
                                               -----            -----            -----
                                               100.0%           100.0%           100.0%
                                               =====            =====            =====

  See Notes to Consolidated Financial Statements for a description of the contractual maturities of the Company's fixed maturities portfolio at December 31, 2000.

  Equity Securities. Equity holdings comprised 3.5% of the Company's investments at December 31, 2000, and consist of a diversified portfolio of unaffiliated preferred stocks.

  Other Investments. Other investments represent amounts invested in limited partnerships and comprised .2% of total investments at December 31, 2000.

  Cash and Cash Equivalents. The Company's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 11.9% of total investments at December 31, 2000.

  The following table sets forth the Company's gross investment income and the pre-tax yield of its investment portfolio.

                                                          Years ended December 31,
                                         2000                      1999                     1998
                                ---------------------    ----------------------    ----------------------
                                Investment   Pre-Tax      Investment   Pre-Tax      Investment   Pre-Tax
                                ----------  ---------     ----------  ---------     ----------  ---------
                                  Income    Yield(1)        Income    Yield(1)        Income    Yield(1)
                                ----------  ---------     ----------  ---------     ----------  ---------
                                                         (dollars in thousands)
Fixed maturity securities       $55,729       7.33%          $62,981       6.76%       $74,075       6.81%
Equity securities  ..........     2,469       8.33             1,973       7.21            517       5.68
Short-term  .................     5,237       5.82             3,343       4.45          3,993       6.48
Other invested assets   .....        41       1.59               113       3.76             57       2.82
                                -------       ----           -------       ----        -------       ----
   Total  ...................   $63,476       7.19           $68,410       6.60%       $78,642       6.75%
                                =======       ====           =======       ====        =======       ====

  ______________
(1) Calculated as gross investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of each quarter. Investment balances are at amortized cost, except in the case of equity securities for which cost is used.


Competition; Industry Conditions

  The property and casualty insurance business is highly competitive, mainly on the basis of price and service. The Company estimates that there are more than 3,000 property and casualty insurers nationwide. Many of the Company's competitors are large national companies with greater financial and other resources than the Company. In addition to independent insurance companies, there is increasing competition for commercial business because of alternatives to traditional insurance such as captive insurers and self-insurance. Besides traditional insurance products, insurers writing commercial lines of business now offer products for alternative forms of risk protection. These products, including high deductible programs and other forms of self-insurance which utilize captive insurance companies and risk retention groups, have been instituted and marketed to attract additional business to these companies. It is not possible to predict how continued growth in alternative forms of risk protection will affect future operations. The Company competes on the basis of underwriting expertise, pricing, service and product design. Management believes its regional market knowledge, flexibility and quality service to agents and insureds provide it an advantage.


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

  Highlands Insurance Company (``HIC'') and its subsidiaries, Highlands Underwriters Insurance Company, Highlands Casualty Company and Aberdeen Insurance Company and Highlands Lloyds, a controlled affiliate, are domiciled in Texas. Under current Texas law, any dividend or distribution, together with any dividend or distribution made within the preceding twelve months, is an ``extraordinary dividend'' if it exceeds the greater of (a) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or
(b) the insurer's net income for the preceding year. An extraordinary dividend may not be paid unless the company reports the extraordinary dividend to the Texas Insurance Commissioner at least 30 days before payment and the Texas Insurance Commissioner does not disapprove the extraordinary dividend within that period. The maximum dividend payable by HIC during 2001 without the prior approval of the Texas Insurance Commissioner is approximately $12.7 million.

  Northwestern National Casualty Company (``NNCC'') and its subsidiary, NN Insurance Company (``NNI''), are domiciled in Wisconsin. Under current Wisconsin law, any dividend or distribution of cash or other property, together with that of other dividends paid or credited and distributions made within the preceding twelve months, is an ``extraordinary dividend'' if it exceeds the lesser of (a) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or (b) the greater of: (i) the net income (excluding realized capital gains) of the insurer for the calendar year preceding the date of the dividend or distribution or (ii) the aggregate of the net income of the insurer for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years, and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. An extraordinary dividend may not be paid unless the company reports the extraordinary dividend to the Wisconsin Insurance Commissioner at least 30 days before payment and the Wisconsin Insurance Commissioner does not disapprove the extraordinary dividend within that period. During 2001, NNCC must receive the prior approval of the Wisconsin Insurance Department to pay any dividends.

  Pacific National Insurance Company (``PNIC'') and its subsidiary, Pacific Automobile Insurance Company (``PAIC''), are domiciled in California. Under current California law, any payment by an insurer of a dividend or distribution of cash or other property, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10.0% of the insurer's surplus as regards policyholders as of the preceding December 31, or (ii) the net income of the insurer for the 12-month period ending on the preceding December 31 is defined as an ``extraordinary dividend.'' California law permits an insurer to pay dividends only from earned surplus. An extraordinary dividend may not be paid unless it has been approved by the insurance department or the insurance department has not disapproved the dividend or distribution within 30 days after notice of the declaration to the department. PNIC must receive the prior approval of the California Insurance Department to pay any dividends in 2001.

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

  The business of Highlands (UK) is subject to regulation under the laws of the United Kingdom pursuant to the Insurance Companies Act of 1982. After incurring unacceptable underwriting results in 1991 and 1992 and reviewing the prospects for the future, Highlands (UK) voluntarily ceased writing new business effective April 1993. The Company received a Notification of Requirements from the Department of Trade and Industry (``DTI'') in 1993, which included: timely reporting of certain financial information; restrictions on certain investment activities without prior approval of the DTI; restrictions relating to transactions with connected persons; and a provision requiring Highlands (UK) to cease to effect contracts of insurance except where it has a legal obligation to do so. Capital infusions for Highlands (UK) were made in 1994 and 1995. During 1994, the DTI sent an additional requirements notice to Highlands (UK) requesting a plan for restoration of a sound financial position because of its failure to maintain a margin of solvency required by Section 32 of the Insurance Companies Act of 1982 for a company writing premiums. Highlands (UK) has developed such a plan. Maintaining a license to write business in the United Kingdom is not essential and the Highlands (UK) plan does not anticipate any further capital contribution to Highlands (UK) beyond the 1995 contribution of $10 million. Management believes that the regulatory matters concerning Highlands (UK) will not have a material impact on the Company's results of operations or financial position.

Employees

  The Company had 912 employees as of December 31, 2000. The Company believes that its relations with its employees are satisfactory.

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

  The Company regularly reviews its reserving techniques and its overall amount of reserves. It also reviews: information regarding each claim for losses; its loss history and the industry's loss history; legislative enactments, judicial decisions and legal developments regarding damages; changes in political attitudes; and trends in general economic conditions, including inflation. As a result of an analysis made at the end of 2000, it was determined that there had been adverse development in the commercial multiple peril and workers' compensation lines of business. At the end of 2000, a reserve increase was made covering those two lines as well as increases and decreases in other lines.

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

  The Company, from time to time on an opportunistic basis, assumes reinsurance from other insurers and reinsurers. This assumed reinsurance business produced an underwriting profit for the Company in 2000, but there is no guarantee that it will produce future profits.

  Debt Obligations. The Company has outstanding $49 million in senior bank debt and $62.85 million principal amount of convertible subordinated debentures. The bank debt matures on April 30, 2002, and is collaterized by the stock of the Company's principal insurance subsidiaries. The Company was in default of certain covenants in the Credit Agreement for the bank debt at the end of 1999. Effective December 31, 1999, the Company and its lender banks entered into an amendment to the Credit Agreement, which had the effect of eliminating these defaults. The Company was again in default of certain covenants in the Credit Agreement at the end of 2000. Effective December 31, 2000, the Company and the lender banks entered into an Amendment and Waiver Agreement, further amending the covenants in the Credit Agreement, which had the effect of eliminating the defaults. There can be no assurance that the Company will be able to comply with the amended covenants in the Credit Agreement. A default under the Credit Agreement which is not cured or waived gives the lending banks the right to declare the senior bank debt in default, accelerate the maturity of the debt and seek repayment, including seeking to execute on the collateral for the debt. The convertible subordinated debentures, which are subordinated to the senior bank debt, are due December 31, 2005; however, by virtue of the cross default provisions of the debentures, if the senior bank debt is in default and the maturity of the debt is accellerated, the holders of the debentures have the right to declare the debentures in default and accelerate their maturity.

  Even if there are no future defaults, the senior bank debt is due and payable on April 30, 2002, at which time the Company must either pay or refinance it. There is no assurance that the Company will have the resources to pay the debt when it is due or that the lending banks or any other source would be willing to provide the resources to refinance the debt.

  Continuing Losses. In 2000, the Company incurred a pre-tax loss of $38.5 million and an after tax loss of $106.5 million. In connection with the computation of its after tax loss, the Company wrote off deferred tax assets due to their doubtful recoverability. The Company incurred a net loss of $13.5 million in 1999. The Company's ability to continue as a viable business is dependent on its ability to achieve profitable operations.

  Halliburton. From 1958 until 1986, the Company issued fixed premium insurance policies to Brown & Root, a subsidiary of Halliburton. From 1987 on, the Company's insurance policies with Halliburton and its subsidiary companies have been written on a retrospectively rated or high-deductible basis. Since the mid-1990's, Halliburton has received a substantial number of asbestos claims. Through December 31, 2000, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on account of the asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on account of asbestos claims. Halliburton has not paid this billed amount. The Company and Halliburton are currently litigating liability for the asbestos claims under the insurance policies. See Item 3: "Legal Proceedings" for a description of the litigation. If the Company is not successful in the litigation, it could have a material adverse impact on the Company.

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

  Importance of Rating Agencies. Rating agencies rate insurance companies based on financial stability and an ability to pay claims, factors more relevant to policyholders than investors. Ratings are not recommendations to buy, hold or sell the Company's Common Stock. Currently, A.M. Best rates the Company's principal insurance subsidiaries as ``B++'' (Very Good), however, A.M. Best has placed the rating of the Company's insurance subsidiaries under review with negative implications. Ratings by A.M. Best in the insurance industry range from ``A++'' (Superior) to ``F'' (in Liquidation). According to A.M. Best, an insurer with a ``B++'' rating has demonstrated very good financial strength and operating performance and is considered to be secure. A rating below ``B+'' indicates that a company is not considered secure. The Company's business could be adversely affected if A.M. Best downgrades its rating, and will be adversely affected if its rating were downgraded below ``B+.''

  Reliance on Independent Insurance Agents. The Company markets and sells almost all of its insurance products through independent, non-exclusive insurance agencies and brokers. The agencies and brokers also sell competitors' insurance products. The Company's business depends in part on the marketing efforts of those agencies and brokers and the Company must offer insurance products that meet the requirements of their customers. If those agencies and brokers fail to market the Company's products successfully, the Company's business may be adversely impacted.

  Significant Influence of Investors. Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. own 10% Convertible Subordinated Debentures together with Common Stock warrants in the Company. The debentures and warrants represent significant equity ownership potential. If Insurance Partners and Insurance Partners (Bermuda) convert the debentures and exercise the warrants, they would own approximately 41.6% of the Company's Common Stock, although such conversion and exercise is considered to be highly unlikely in view of the Company's operating results. In addition, by contract Insurance Partners designates 28% of the members of the Board of Directors.

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

  Regulation. The Company is subject to extensive supervision and regulation in the states in which it operates. The supervision and regulation relate to numerous aspects of its business and financial condition. The primary purpose of the supervision and regulation is the protection of the Company's insurance policyholders, and not the Company's shareholders or other investors. The extent of regulation varies, but generally is derived from state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. The regulations or the state insurance departments may impede the Company from obtaining rate increases or taking other actions the Company might wish to take to increase its profitability. State insurance laws require prior approval by state insurance departments of any acquisition of control of a domestic insurance company or of any company which controls a domestic insurance company. ``Control'' is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company which controls a domestic insurance company. Any purchaser of 10% or more of the outstanding shares of the Company's Common Stock will be presumed to have acquired control of its subsidiaries unless the relevant insurance commissioner determines otherwise. Accordingly, any purchase of 10% or more of the Company's outstanding Common Stock would require prior action by all or some of the insurance commissioners in the home states of the Company's insurance subsidiaries.

  Restrictions on Dividends. As an insurance holding company, the Company's principal assets consist of the capital stock of its insurance subsidiaries. The Company cannot declare cash dividends on the Common Stock unless its insurance subsidiaries can pay cash dividends. The Company's insurance subsidiaries may only pay dividends if they are permitted to do so under the insurance regulations of their domiciliary states. All of the domiciliary states of the Company's insurance subsidiaries regulate the payment of dividends. In addition, these regulations may adversely affect the Company's ability to pay its expenses and debts. Due to the losses incurred by the Company in 1999 and 2000, the ability of the Company's insurance subsidiaries to pay cash dividends without regulatory approval is severely limited.

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

  Certain Anti-takeover Effects. Certain provisions of the Company's organizational documents may discourage, delay or prevent a change of control of the Company. These include, among others, provisions in the Company's Amended and Restated Certificate of Incorporation and Bylaws relating to staggered terms for directors, notice requirements for stockholders proposing director nominations or bringing business before stockholder meetings and the ability of the Board of Directors to issue ``blank check'' preferred stock without stockholder approval. These provisions could have the effect of depriving stockholders of an opportunity to receive a premium over the prevailing market price in the event of an attempted hostile takeover.


ITEM 2: Properties.

  The Company owns its principal executive offices in Lawrenceville, New Jersey, which has 53,220 square feet of office space. In addition, it leases its offices in Houston, Texas and has operating leases for its regional offices. The Company believes that it has adequate space for its current operations and to accommodate expansion.


ITEM 3: Legal Proceedings.

  From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root, a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-

1990's, over 20,000 third party asbestos claims have been made against Halliburton. Through December 31, 2000, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

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

  On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action. Oral argument on Halliburton's motions to dismiss and the Company's motion for judgment on the pleadings in the Delaware Action was held on November 30, 2000. On March 21, 2001, the Chancery Court in the Delaware Action issued its decision in favor of the Company, finding that the fixed premium policies had been terminated pursuant to the Investment Agreement. An order was issued to that effect on April 3, 2001. Halliburton has stated that it intends to appeal the order to the Delaware Supreme Court.

  On April 24, 2000, Halliburton filed an action in the District Court of Harris County, Texas ("Texas Action") seeking (i) a declaratory judgment that the Company is liable for costs and expenses under the fixed premium policies; (ii) a declaratory judgment that Halliburton has the right to select the policy under which such coverage is to be paid; and (iii) damages. The Company filed its answer in the Texas Action on July 26, 2000 denying the allegations in Halliburton's complaint. On July 27, 2000, Halliburton filed an amended petition in the Texas Action adding Brown & Root as plaintiff. On November 6, 2000, Halliburton filed a second amended petition in the Texas Action adding Highlands Group as a defendant. Proceedings in the Texas Action have largely been held in abeyance by the parties pending the resolution of the Delaware Action, although there is no assurance that Halliburton will not attempt to activate the Texas Action in the future.

  If the Company is not ultimately successful in the litigation described above, it could have a material adverse impact on the Company. The Company believes, however, that the positions it has taken in the Delaware Action and Texas Action are meritorious, and that, ultimately, the Company will not be responsible for a material amount, if any, of Halliburton's asbestos liability.


ITEM 4: Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

ITEM 5: Market for Company's Common Stock and Related Stockholder Matters.

  The Company's Common Stock is listed on the New York Stock Exchange (``NYSE'') under the trading symbol ``HIC.'' As of March 30, 2001, approximately 13,248,879 shares of Common Stock were issued and outstanding, 445,900 of which are held by subsidiaries of the Company. In addition, 1,700,000 shares of Common Stock are reserved for issuance pursuant to restricted stock grants and options granted or to be granted pursuant to the 1995 Stock Option Plan and the 1995 Directors' Stock Plan. See Item 11: ``Executive Compensation.''

  The following table sets forth, for the calendar periods indicated, the high and low per share sale prices of the Common Stock as reported in NYSE--Composite Transactions.

Period                                  High      Low
------------------------------------  --------  -------
      1999 First Quarter  ..........    $14.94    10.56
      1999 Second Quarter  .........    $13.25    10.25
      1999 Third Quarter  ..........    $10.94     8.25
      1999 Fourth Quarter  .........    $ 9.69     6.75
      2000 First Quarter  ..........    $10.63     6.81
      2000 Second Quarter  .........    $ 9.38     7.06
      2000 Third Quarter  ..........    $ 9.63     8.38
      2000 Fourth Quarter  .........    $ 9.63     8.69

The approximate number of stockholders of record of Common Stock as of March 30, 2001 was 11,404.

  The NYSE Listed Company Manual requires the Company to obtain shareholder approval prior to the issuance of Common Stock or securities convertible into or exercisable for Common Stock to certain persons including a substantial security holder of the Company unless an exception to obtaining such approval applies. On April 13, 2001, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. (collectively ``IP'') and the Company executed a Summary of Terms pursuant to which IP waived the Company's obligation to pay cash interest on the 10% Convertible Subordinated Debentures due on June 30, 2001 and December 31, 2001, held by IP and, instead, IP will receive new 12.5% convertible subordinated debentures in an amount equal to the interest due as payment of the interest. The Company believes that its issuance of the new convertible subordinated debentures will qualify for an exception to the NYSE shareholder approval rule. The Company has notified the NYSE of the issuance of the new convertible subordinated debentures and intends to comply with the requirements for an exception to the shareholder approval rule.

  Dividends. The Company has not previously paid any dividends and currently does not intend to pay dividends on the Common Stock. The Company's ability to pay dividends in the future will depend upon its financial performance and other factors that are not presently determinable. The Company's Credit Agreement with its lending banks prohibits the payment of cash dividends by the Company and the Company's 10% Convertible Subordinated Debentures due December 31, 2005 (the ``Debentures'') contain covenants restricting the payment of dividends in excess of specified amounts. As described above, the payment of dividends to the Company by its U.S. insurance subsidiaries is subject to certain limitations under insurance laws.

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

ITEM 6: Selected Financial Data.

  The following table summarizes certain selected historical consolidated financial data with respect to the Company and is based upon the historical consolidated financial statements of the Company. The information set forth below should be read in conjunction with ``Management's Discussion and Analysis of Financial Condition and Results of Operations,'' and the Consolidated Financial Statements and related notes thereto included elsewhere herein.

                                                               Years Ended December 31,
                                                  -------------------------------------------------------------
                                                      2000        1999        1998        1997         1996
                                                   ---------     -------     -------     -------      -------
                                                          (dollars  n thousands, except per share data)
Statement of Operations Data:
Revenues:
  Net premiums earned  ........................    $ 388,505     325,305     388,813     311,993       152,048
  Net investment income  ......................       62,453      67,684      77,969      74,383        50,988
  Net realized investment gains  ..............          974          22      16,874       5,585         1,199
                                                   ---------     -------     -------     -------       -------
     Total revenues  ..........................      451,932     393,011     483,656     391,961       204,235
Expenses:
  Loss and loss adjustment expense
    incurred  .................................      346,137     238,940     328,400     246,479       156,589
  Underwriting expenses  ......................      134,470     130,121     141,788     115,564        56,487
  Debt interest and amortization expense  .....       12,392      11,753      12,258      10,542         6,903
  Loss on write-off of subsidiary  ............           --      10,452          --          --            --
  Other expenses (income), net  ...............       (2,538)      2,210       2,000         857         1,697
                                                   ---------     -------     -------     -------       -------
     Total expenses  ..........................      490,461     393,476     484,446     373,442       221,676
Income (loss) before taxes  ...................      (38,529)       (465)       (790)     18,519       (17,441)
Income tax expense (benefit)(1)  ..............       67,747      12,984      (3,887)      1,683       (12,098)
                                                   ---------     -------     -------     -------       -------
Net income (loss)  ............................     (106,276)    (13,449)      3,097      16,836        (5,343)
Dividends paid on mandatorily redeemable
  preferred stock..............................          289          --          --          --            --
                                                   ---------     -------     -------     -------       -------
Net income (loss) attributable to common
  stockholders.................................    $(106,565)    (13,449)      3,097      16,836        (5,343)
                                                   =========     =======     =======     =======       =======
Earnings (loss) per common share(2):
  Basic  ......................................       $(8.06)      (1.04)        .24        1.34          (.47)
  Diluted  ....................................       $(8.06)      (1.04)        .20        1.09          (.47)

Balance Sheet Data (at end of period):
Investments, cash and cash equivalents  .........  $  920,259    870,455   1,096,147   1,232,917       760,618
Receivable from reinsurers  .....................  $  683,439    684,525     787,344     723,114       556,900
  Total assets  .................................  $2,001,150  1,961,287   2,265,043   2,366,656     1,566,031
Loss and loss adjustment expense reserves  ......  $1,392,497  1,353,524   1,603,548   1,605,374     1,156,824
Mandatorily redeemable preferred stock  .........  $    4,930      4,641          --          --            --
Stockholders' equity  ...........................  $  174,549    264,401     318,554     329,293       263,475


Certain Financial Ratios and Other Data:
GAAP:
  Loss ratio  ...................................        89.1%      73.5%       84.4%       79.0%        103.0%
  Expense ratio  ................................        34.6%      40.0        36.5        37.0          37.1
                                                   ----------  ---------   ---------   ---------     ---------
     Combined ratio  ............................       123.7%     113.5%      120.9%      116.0%        140.1%
                                                   ==========  =========   =========   =========     =========
Statutory surplus  ..............................  $  204,042    270,783     313,542     333,141       188,527
Net premiums written to policyholder surplus  ...        2.2x       1.2x        1.2x        1.2x(3)       0.8x

_________
(1) The Company provides for income taxes in its statements of operations pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. (``SFAS'') 109, ``Accounting for Income Taxes.'' For further information regarding federal and foreign income taxes, see
    Note 7 to Consolidated Financial Statements.

(2) The earnings (loss) per share amounts for 1996 have been restated to comply with SFAS No. 128, ``Earnings Per Share.''

(3) Net Premiums written to policyholder surplus includes twelve months pro forma net premiums written for American Reliance.


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

  Property and casualty insurers are regulated by the various state insurance departments that coordinate their efforts through the NAIC. See ``Business-- Regulation.'' Regulation includes rate and policy form approval, licensing of insurance agents and companies and solvency oversight.

Results of Operations

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                              Years Ended December 31,
                                                        -------------------------------------
                                                              2000         1999         1998
                                                            ------       ------       ------
                                                            (dollars in millions, except
                                                                  per share data)
      Consolidated Results:
      Gross premiums written  ......................       $ 517.1        364.1        378.1
      Net premiums written  ........................       $ 461.0        333.6        374.8
                                                           =======       ======       ======
      Net premiums earned  .........................       $ 388.5        325.3        388.8
      Loss and loss adjustment expense  ............        (346.1)      (238.9)      (328.4)
      Underwriting expenses  .......................        (134.5)      (130.1)      (141.8)
                                                           -------       ------       ------
      Underwriting loss  ...........................         (92.1)       (43.7)       (81.4)
      Net investment income  .......................          62.5         67.7         78.0
      Net realized investment gains  ...............           1.0           --         16.9
      Debt interest and amortization expense  ......         (12.4)       (11.8)       (12.3)
      Loss on write-off of subsidiary  .............            --        (10.5)          --
      Other income (expenses), net  ................           2.5         (2.2)        (2.0)
                                                           -------       ------       ------
      Loss before income taxes  ....................         (38.5)        (0.5)        (0.8)
      Income tax expense (benefit)  ................          67.8         12.9         (3.9)
                                                           -------       ------       ------
      Net income (loss)  ...........................       $(106.3)       (13.4)         3.1
                                                           =======       ======       ======
      Earnings (loss) per share:
         Basic  ....................................       $ (8.06)       (1.04)         .24
         Diluted  ..................................       $ (8.06)       (1.04)         .20
      Ratios:
         Loss  .....................................          89.1%        73.5%        84.4%
         Expense  ..................................          34.6         40.0         36.5
                                                            ------       ------       ------
         Combined  .................................         123.7%       113.5%       120.9%
                                                            ======       ======       ======

Period to Period Comparisons

Gross Premiums Written. Gross premiums written for 2000, 1999 and 1998 were $517.1 million, $364.1 million and $378.1 million, respectively. The increase in gross premiums written of $153.0 million or 42.0% in 2000 is primarily due to increases in premium volume from the Company's regional offices as well as new programs introduced in 2000, principally the golf course program ($15.3 million) and a livery program ($27.5 million). In addition, the Company increased prices on its commercial lines in 2000, reflecting the hardening commercial insurance market. The gross premiums written decrease of $14.0 million or 3.7% in 1999 compared to 1998 is due primarily to three factors. First, in 1999 the Company focused on underwriting standards and adequate pricing during a period of competitive pricing in both commercial and personal lines. Second, service disruptions in early 1998 associated with the implementation of a new policy issuance system at the end of 1997 negatively impacted new and renewal policy processing and agents' willingness in 1999 to place business with the Company. Finally, the reduction in the A.M. Best rating of Highlands to B++ from A-, announced by A.M. Best in June 1998, caused a decline in premium production as certain agents were unwilling to use a B++ market.

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

  Net Premiums Written. Net premiums written for 2000, 1999 and 1998 were $461.0 million, $333.6 million and $374.8 million, respectively. The increase in 2000 of $127.4 million or 38.4% relates to the same factors noted above for gross written premiums. Net premiums written for the golf course program and livery program were $11.1 million and $9.0 million, respectively, reflecting the reinsurance on these programs. The decrease in 1999 compared to 1998 is primarily related to a non-recurring additional premium in 1998 of $34.6 million associated with the Company's termination of an Aggregate Excess of Loss Reinsurance Agreement (``Stop Loss Agreement''). The remaining decrease of $6.6 million in 1999 is related to the same issues affecting gross premiums written.

  Net Premiums Earned. Net premiums earned for 2000, 1999 and 1998 were $388.5 million, $325.3 million and $388.8 million, respectively. The increase in 2000 compared to 1999 is related to the same items affecting gross and net premiums written as noted above, but also reflects the recognition of net premiums earned over the coverage period rather than when the premiums were written. Additionally, the Company reestimated the premiums due under retrospective policies, reducing such assets by $11.0 million. The decrease in 1999 compared to 1998 is related to the same items affecting gross and net premiums written as noted above including the 1998 termination of the Stop Loss Agreement, which increased reported net earned premiums in 1998 by $34.6 million.

  Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for 2000, 1999 and 1998 was $346.1 million, $238.9 million and $328.4 million, respectively. The loss and loss adjustment expense ratios for 2000, 1999, and 1998 were 89.1%, 73.5% and 84.4%, respectively. During the fourth quarter of 2000, the Company, along with its independent actuary, determined that there had been adverse development in the commercial multiple peril and workers' compensation lines. Following this analysis, loss and loss adjustment expense reserves were increased at the end of 2000 by approximately $48.0 million, covering those lines as well as increases and decreases in other lines. The increase in reserves affected current as well as prior year business, and increased the 2000 calendar year loss ratio by approximately 12.1 points, excluding the affects of certain reserve adjustments on retrospective rated policies which were off-set by increases in net premiums earned. The decrease in 1999 of $89.5 million compared to 1998 was primarily attributable to three factors. First, the 1998 termination of the Stop Loss Agreement noted above had the effect of increasing loss and loss adjustment expenses reported in 1998 by $50.0 million. Second, in 1999, the Company experienced a decrease in loss and loss adjustment expenses of $19.1 million related to California construction defect claims because, in 1999, the Company recorded additional reinsurance recoverables for previously unbilled paid losses of $11.1 million related to California construction defect claims, while in 1998, the Company had $8.0 million of unfavorable reserve development for these claims. Third, the Company experienced a decrease in loss and loss adjustment expenses of approximately $4.1 million related to weather related catastrophe losses. Finally, in 1998, there were higher incurred losses subject to retrospectively rated policies.

  Underwriting Expenses. Underwriting expenses for 2000, 1999 and 1998 were $134.5 million, $130.1 million and $141.8 million, respectively. The underwriting expense ratios for 2000, 1999 and 1998 were 34.6%, 40.0% and 36.5% respectively. The decline in the 2000 underwriting expense ratio, compared to the 1999 expense ratio, of 5.4 points to 34.6%, resulted from expense savings initiatives instituted in 1999, principally reducing systems out-sourcing costs by $5.1 million and reducing salary and benefits by $3.5 million. Additionally, lower fixed costs were spread over higher premium volume in 2000. The decline in the 1999 underwriting expense ratio, compared to the adjusted 1998 expense ratio, is the result of the Company's 1999 expense saving initiatives. During 1999, the Company realized expense savings of $2.4 million due to the 1998 termination of the Stop Loss Agreement and $1.6 million related to restructuring a system vendor agreement. These savings were partially offset by a restructuring charge in the amount of $780,000 and additional expenses associated with the Company's 1999 system integration projects. Elimination of the 1998 non-recurring additional premium related to the Stop Loss Agreement and certain unusually large 1998 retrospectively rated policy adjustments resulted in an adjusted expense ratio of 41.8% for 1998.

  Investment Results. Net investment income for 2000, 1999 and 1998 was $62.5 million, $67.7 million and $78.0 million, respectively. Net investment income decreased $5.2 million in 2000 compared to 1999 primarily due to a reduction in the investment portfolio's average amortized cost. Net investment income decreased $10.3 million in 1999 compared to 1998 due to declining premium volume in 1999 and 1998, continued reduction of the investment portfolio's average amortized cost due to the payment of older loss reserves, and the 1998 repurchase of Company Common Stock.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for 2000 compared to 1999 increased approximately $600,000 due to the increase in the underlying variable interest rate (LIBOR) and variable performance add-ons associated with the Company's senior bank debt. Debt interest and amortization expense for 1999 compared to 1998 decreased approximately $500,000 due to the mid-year paydown of $6.0 million of senior bank debt offset somewhat by higher interest rates.

  Loss on Write-off of Subsidiary. Effective December 1999, the Company wrote-off its remaining investment in LMI which was in run-off since April 1997 when it was acquired in the purchase of American Reliance. In March 2000, the Court of Common Pleas in Franklin County, Ohio entered an Order appointing the Superintendent of Insurance of the State of Ohio as the Rehabilitator of LMI. As Rehabilitator, the Superintendent is by operation of law vested with control of LMI, including title to all of LMI's assets.

  Other Income (Expenses), Net. This consists of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income. During 2000, the Company recognized as income: (i) $1.3 million associated with a reserve guarantee finalized in 2000 (see Note 3 of Notes to the Consolidated Financial Statements); (ii) a reduction of the bonus accrual of $1.8 million associated with the Management Investor's Purchase Agreement (see
Note 8 of Notes to the Consolidated Financial Statements); and (iii) a reduction of $1.8 million of other accruals.


  Income Taxes. During 2000, the Company increased its valuation allowance for deferred tax assets by $82.8 million. Based on the results of operations, management does not currently believe that it is more likely than not that the tax benefits for which it increased the valuation allowance will be realized in the near future. Total tax expense for 2000 was $67.7 million and reflects the increase in valuation allowance. The total tax expense for 1999 was $13.0 million. In 1999, the Company recorded a charge totaling

$11.6 million of deferred taxes related to the write-off of LMI because it was determined that deferred tax assets associated with LMI would not be recoverable by the Company.

Liquidity and Capital Resources

Highlands Group is a holding company, the principal assets of which at December 31, 2000 are all of the capital stock of Highlands Holding Company, Inc. and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its direct and indirect wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

 Holding Company

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes and debt service. Operating expenses and franchise and other taxes imposed on the Company are not expected to be material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $10.0 million. At the end of 2000, the Company was in default of certain covenants, including financial covenants, in the Credit Agreement. Effective December 31, 2000, the Company and the lenders entered into an Amendment and Waiver Agreement which amended the Credit Agreement thereby eliminating the defaults. There can be no assurance that the Company will be able to comply with the amended covenants in the Credit Agreement. A default under the Credit Agreement which is not cured or waived gives the lenders the right to declare the entire loan under the Credit Agreement, $49 million at December 31, 2000, in default, accelerate the maturity of the loan and seek repayment, including seeking to execute on the collateral for the loan, i.e., the stock of the Company's principal insurance subsidiaries. The Debentures in the principal amount of $62.85 million are due December 31, 2005; however, by virtue of the cross-default provisions of the Debentures, if the loan under the Credit Agreement is in default and the payment of the debt is accelerated, the holders of the Debentures have the right to declare the Debentures in default and accelerate their maturity. Also, at the end of 1999, the Company was in default under certain financial covenants in the Credit Agreement. Effective December 31, 1999, the Company and its lenders amended the Credit Agreement to revise those financial covenants and to provide for the payment of $10.0 million in principal during 2000.

  As stated above, annual cash interest payments under the Credit Agreement and the Debentures approximate $10 million. Furthermore, even in the absence of defaults, the loan under the Credit Agreement is due and payable on April 30, 2002. The Company is taking a number of steps to deal with these requirements.

  First, as required under the December 31, 2000 Amendment and Waiver to the Credit Agreement, the terms of the Debentures have been amended so that only payment in kind ("PIK") interest may be made under the Debentures until the loan under the Credit Agreement is paid. The PIK interest will be paid in the form of a new 12.5% convertible subordinated debenture due December 31, 2005 (the "New Debentures"). The New Debentures will be in the same form and have the same terms as the Debentures, except that interest is at the rate of 12.5% per annum and the New Debenture are convertible into Common Stock at a conversion price of $6.00 per share. Cash interest on the New Debentures may not be paid until the loan under the Credit Agreement is paid. Secondly, the Company has retained two investment advisors to explore strategic and other alternatives available to the Company, and to advise the Special Committee described below on proposal transactions. These alternatives include sale or merger of the entire Company, sale of certain lines of business or assets of the Company, obtaining an investment in the Company, and entering into a joint venture or other joint endeavor. There can be no assurance that the Company will be successful in pursuing any of these alternatives. If the Company is not successful, it will need to pay or refinance the loan under the Credit Agreement by April 2002. There is no assurance that the Company will have the resources to pay the loan or that it will be able to find a source of refinancing.

  A Special Committee was formed by the Board of Directors of the Company on March 29, 2001 in connection with the Company's exploration of engaging in one or more transactions, including without limitation one or more of the following: a merger, consolidation or sale of all or a portion of its business or assets; an acquisition of another company or business; obtaining an investment in the Company; a joint venture or other joint endeavor (including creating a new entity to effect any such venture or endeavor); a strategic or other transaction (a ``Transaction''). The Special Committee was formed to avoid potential conflicts of interest. The Company may not take any action with respect to a proposed Transaction unless such proposed Transaction is recommended for approval to the full Board of Directors of the Company by the Special Committee evidenced by a resolution duly adopted by the Special Committee. The powers and authorities of the Special Committee include to retain independent legal, accounting, actuarial or other advisors to advise the Special Committee in connection with any proposed Transaction; to obtain reports (including without limitation one or more fairness opinions) concerning proposals for one or more Transactions; to cause its financial advisors to solicit indications of interest from one or more persons or entities with respect to engaging in a Transaction; to negotiate the form, terms and provisions of any proposed Transaction; to consider and approve or disapprove any and all agreements (subject to the ultimate authority of the full Board of Directors of the Company, upon recommendation of the Special Committee, to approve any definitive agreement in connection with any Transaction) related to a proposed Transaction; and to recommend to the full Board of Directors of the Company the approval or disapproval of any proposed Transaction. The Company has retained two independent investment advisors to advise the Special Committee in connection with any proposed Transaction. The Special Committee consists of four Non-Employee Directors: Messrs. Hawk, Pieper, Williams and Shower. See Part III,
Item 10. "Directors and Executive Officers of the Registrant."

  Highlands Group's principal sources of funds are dividends and tax sharing payments from its subsidiaries, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Due to the Company's operating losses, dividend payments to Highlands Group from its insurance subsidiaries are limited to approximately $12.7 million in 2001 without prior regulatory approval. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.


 Insurance Subsidiaries

  Insurance Operations. The principal sources of funds for the insurance subsidiaries are premiums and amounts earned from the investment of such premiums. The principal uses of funds by these subsidiaries are loss payments and related expenses, underwriting expenses, other operating expenses and dividends and tax sharing payments to Highlands Group.

  In the insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its operations, including its investment portfolio, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements of insurance companies are influenced significantly by product mix and the profitability of the products. Continuing operating losses, including those from future catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements for the insurance subsidiaries. The liquidity requirements of the insurance subsidiaries are met by that portion of the investment portfolio that is held in cash and highly liquid securities.

  Statutory Surplus. Maintenance of appropriate levels of statutory surplus of the Company's United States domiciled insurance subsidiaries is a primary objective of the Company and is also important to regulatory authorities and insurance rating agencies. As a result of operating losses, the statutory surplus of the Company's insurance subsidiaries has declined from $270.8 million at December 31, 1999, to $204.0 million at December 31, 2000. In addition, increased public and regulatory concerns regarding the financial stability of participants in the insurance industry have caused greater emphasis to be placed by current and potential customers upon the ratings assigned to property and casualty insurance companies. The Company's principal insurance subsidiaries have been assigned an A.M. Best secure rating of ``B++'' (Very Good). However, A.M. Best has placed this rating under review with negative implications.

  The following table sets forth certain information with respect to the Company's combined statutory surplus (``U.S. Insurance Subsidiaries'') at the dates indicated.

                                                           December 31,
                                                       ---------------------
                                                             2000       1999
                                                             ----      -----
                                                       (dollars in millions)
      Statutory surplus  .............................      $204.0      270.8
      Net premiums written to surplus ratio  .........        2.2x       1.2x

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

  Based on the Company's evaluation of the financial condition of its reinsurers, the Company has established reserves for potentially uncollectible reinsurance of $7.4 million and $2.2 million as of December 31, 2000 and 1999, respectively. Additionally, the Company has retained $25.1 million and $25.6 million of ceded reserves related to potentially uncollectible reinsurance at December 31, 2000 and 1999. With respect to carriers that are not authorized reinsurers as determined by the appropriate department of insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances unreported losses. At December 31, 2000, such collateral totaled approximately $22.8 million. The Company's three largest reinsurance recoverable exposures at December 31, 2000 were approximately $141.1 million with Lloyds of London/Equitas, $84.1 million with American Reinsurance Company and $55.8 million with General Reinsurance Company. American Reinsurance Company and General Reinsurance Company are rated by A. M. Best ``A+'' and ``A++'', respectively.

Forward Looking Information

  The statements included in this Annual Report on Form 10-K for the fiscal year end December 31, 2000, regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words ``expect,'' ``project,'' ``estimate,'' ``predict,'' ``anticipate,'' ``believes'' and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this 2000 Annual Report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

  Market risk is the risk of lower securities and portfolio values resulting from adverse changes in interest rates, foreign currency exchange rates and other relevant market rate or price changes. The Company's investment strategy is to maximize income and total return by investing in a diverse portfolio of high-quality investment grade securities. The carrying value of the Company's investment portfolio as of December 31, 2000 and 1999 was $810.5 million and $792.2 million, respectively. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not material. The Company has no direct commodity risk.

  The Company has exposure to market price declines resulting from increases in interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management including limiting average portfolio duration to approximately four and one-half years. Market prices for all securities held are updated and reviewed monthly including estimates of cash flows as well as the impact of interest rate fluctuations relating to the Company's investment portfolio. For the Company's investment portfolio, there were no significant changes in the Company's primary risk exposures or in how those exposures are managed for 2000 compared to 1999. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

  The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $37.8 million and $37.4 million based on a 100 basis point increase in interest rates as of December 31, 2000 and 1999, respectively. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 45.9% of total assets and approximately 50.4% of total liabilities as of December 31, 2000 and approximately 40.4% of total assets and approximately 46.8% of total liabilities as of December 31, 1999. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would materially mitigate the impact of the loss in fair value.

  In addition to the above, the Company's Credit Agreement is also subject to interest rate fluctuations. An increase in interest rates of 100 basis points (1%) would result in additional annual interest expense of $.5 million.


ITEM 8: Financial Statements and Supplemental Data.

  The Consolidated Financial Statements are set forth herein beginning on page F-1 of this Report.


ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

ITEM 10: Directors and Executive Officers of the Registrant.

Board of Directors

  The Board of Directors of the Company consists of eight directors divided into three classes serving staggered terms of three years each. The following tables provide information regarding each director of the Company:

Class III Directors With Terms of Office Expiring at the 2001 Annual Meeting of Stockholders

           Name of Class III Directors              Age    Business Experience During Past Five Years and Other Information
-------------------------------------------------  ------  ----------------------------------------------------------------
Robert A. Spass (1)..............................      45  Deputy Chairman of the Board of Capital Z Management,
                                                           LLC and Capital Z Partners, Ltd., 1998 to present;
                                                           Managing Partner of Insurance Partners Advisors, L.P.,
                                                           1994 to present; President and Chief Executive Officer of
                                                           International Insurance Advisors, Inc., 1990-1994.  In
                                                           addition to holding directorships in non-public companies, Mr.
                                                           Spass is a director of Superior National Insurance Group,
                                                           Inc., Ceres Group, Inc., Aames Financial Corporation and
                                                           Universal American Financial Corporation. Mr. Spass is currently a director of the Company.
Bradley E. Cooper (1)............................      34  Senior Vice President of Capital Z Management, LLC and
                                                           Capital Z Partners, Ltd., 1998 to present; Partner of
                                                           Insurance Partners Advisors, L.P., 1994 to present; Vice President of
                                                           International Insurance Advisors, Inc., 1990-1994. In addition to holding directorships in non-public companies, Mr. Cooper is a director of
                                                           Superior National Insurance Group, Inc., Ceres Group, Inc. and Universal
                                                           American Financial Corporation. Mr. Cooper is currently a director of the
                                                           Company.
Rufus J. Williams, III...........................      53  Private investor, 1999 to present; Chairman of Montgomery &
                                                           Collins, 1998 to 1999; Director of Johnson & Higgins/Marsh &
                                                           McLennan, 1967 to 1997.  Mr. Williams is currently a director of the Company, having been elected by the Board in July 2000 to fill the vacancy resulting from the resignation of Kenneth
                                                           Crews.

Class I Directors With Terms of Office Expiring at the 2002 Annual Meeting of Stockholders

            Name of Class I Directors               Age    Business Experience During Past Five Years and Other Information
-------------------------------------------------  ------  ----------------------------------------------------------------
W. Bernard Pieper................................      68  Self-employed investor, 1996 to present; Vice Chairman of
                                                           Halliburton Co., 1992 to 1996; Mr. Pieper is a director of
                                                           NCI Building Systems, Inc. and OSCA, Inc.
Philip J. Hawk...................................      47  Chairman and Chief Executive Officer of Team, Inc., 1998
                                                           to present; President and Chief Executive Officer of
                                                           EOTT Energy Partners, L.P., 1993 to 1998.  Mr. Hawk is a
                                                           director of Team, Inc.

Class II Directors with Terms of Office Expiring at the 2003 Annual Meeting of Stockholders

           Name of Class II Directors               Age    Business Experience During Past Five Years and Other Information
-------------------------------------------------  ------  ----------------------------------------------------------------
Willis T. King, Jr...............................      57  Chairman and Chief Executive Officer of the Company,
                                                           June 1, 1999 to present; Vice Chairman, Guy Carpenter
                                                           & Co., Inc., March 1997 to May 1999; Chairman
                                                           & Chief Executive Officer, Willcox Inc. Reinsurance,
                                                           March 1984 to March 1997. Mr. King is a director of SCPIE
                                                           Holdings, Inc.
Richard M. Haverland (1).........................      60  Retired, 1999 to present; Insurance Consultant, December 1994 to present; Chairman, President and Chief Executive Officer of the Company, January 1996 to June 1, 1999.
Robert W. Shower.................................      63  Retired, 1996 to present; Executive Vice President and Chief
                                                           Financial Officer, Seagull Energy Corporation, 1994 to April
                                                           1996. Mr. Shower is a director of Lear Corporation, Edge
                                                           Petroleum Corporation and Nuevo Energy Company.

________
(1) The Debentures obligate the Company to nominate, and recommend the election of, persons designated by a majority in interest of the holders of the Debentures so that the number of persons so designated will at all times constitute, if elected, at least 28% of the Board of Directors. Messrs. Haverland, Spass and Cooper were so elected to the Board of Directors of the Company.

Executive Officers

  The following table provides information regarding persons currently serving as executive officers of the Company:

          Name              Age      Title and Business Experience During Past Five Years
-------------------------  -----  ----------------------------------------------------------
Willis T. King, Jr.......     57  Chairman, President (until May 2000) and Chief Executive
                                  Officer of the Company, June 1, 1999 to Present; see also
                                  ``Election of Directors--Names of Class II Directors'' for
                                  additional information regarding his business experience.
John W. Cowley...........     54  President and Chief Operating Officer of the Company and
                                  its subsidiaries, May 2000 to present;  Executive Vice
                                  President, Operations of the subsidiaries of the Company,
                                  January 2000 to April 2000; President, Residual Market
                                  Division, National Council on Compensation Insurance,
                                  Inc., January 1999 to January 2000; Owner/Insurance
                                  Consultant, Cowley & Associates, Inc., July 1998 to
                                  present; Vice President, Guy Carpenter & Company,
                                  April 1994 to July 1998.
Charles J. Bachand.......     48  Vice President and Treasurer of the Company, November
                                  1993 to present; Senior Vice President and Chief
                                  Financial Officer of the Subsidiaries of the Company,
                                  November 1993 to present.

Stephen L. Kibblehouse        45  Vice President, General Counsel and Secretary of the
                                  Company, May 2000 to present; Senior Vice President,
                                  General Counsel and Secretary of the subsidiaries of the
                                  Company, May 2000 to present; Senior Vice President,
                                  Assistant General Counsel and Assistant Secretary of the
                                  subsidiaries of the Company, May 1997 to April 2000;
                                  Senior Vice President, Assistant General Counsel and
                                  Assistant Secretary of American Reliance, Inc. (formerly
                                  Vik Brothers Insurance, Inc.), June 1995 to April 2000.
Stephen J. Greenberg.....     59  Vice President and Secretary of the Company, May 1997
                                  to April 2000 (Mr. Greenberg retired from the Company on
                                  April 30, 2000); Executive Vice President and General
                                  Counsel of the subsidiaries of the Company, May 1997 to
                                  April 2000; Executive Vice President, General Counsel
                                  and Assistant Secretary of American Reliance, Inc.
                                  (formerly Vik Brothers Insurance, Inc.), January 1993 to
                                  April 1997.



Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock and other equity securities of the Company. The Company believes that all such reports required to be filed during 2000 were timely filed.

ITEM 11: Executive Compensation.

  Summary Compensation Table. The following table sets forth information concerning compensation for services in all capacities to the Company and its subsidiaries during each of the last three years of those persons who were the Company's Chief Executive Officer and its other executive officers during 2000 (collectively, the ``named executive officers''):

                           Summary Compensation Table

                                                                                                      Long-Term
                                                                                  --------------------------------------------------
                                                   Annual Compensation                               Compensation
                                         ---------------------------------------  --------------------------------------------------
                                                                                    Restricted     Securities
                                                                                  --------------  -------------       All Other
                                                                  Other Annual        Stock        Underlying    ------------------
                                                                 ---------------  --------------  -------------     Compensation
  Name and Principal Position     Years  Salary ($)  Bonus ($)    Compensation      Award ($)      Options (#)          ($)(1)
--------------------------------  -----  ----------  ----------  ---------------  --------------  ------------- -------------------
Willis T. King, Jr.                2000   $455,230    $210,000             --              --        120,000             $ 5,100
 Director, Chairman and Chief      1999   $254,692    $210,000             --      $2,750,000(2)     150,000                  --
 Executive Officer of the
  Company

John W. Cowley                     2000   $282,212          --       $116,506(3)           --         60,000             $ 4,875
 President and Chief Operating
 Officer of the Company

Charles J. Bachand                 2000   $240,615          --       $    663(3)           --             --             $ 5,100
 Vice President and Treasurer      1999   $188,500          --       $ 85,436(3)           --          6,000             $ 3,360
 of the Company                    1998   $182,500    $ 10,000             --              --             --             $14,325

Stephen L. Kibblehouse             2000   $199,707    $  6,500             --              --          7,500             $ 5,100
 Vice President, General Counsel
 and Secretary of the Company

Stephen J. Greenberg(5)            2000   $119,620          --             --              --             --             $ 4,151
 Vice President and Secretary      1999   $300,000          --             --      $   85,608(2)      24,000(4)          $ 5,000
 of the Company                    1998   $300,000    $  5,000             --              --             --             $11,400

----------------
(1) The amounts shown for Messrs. King, Cowley, Bachand, Greenberg and Kibblehouse are matching and profit sharing contributions under 401(k) plan.
(2) Represents the market price of shares issued under the Restricted Stock Plan at time of issuance, see ``Restricted Stock Plan.'' The Restricted Stock award to Mr. Greenberg in 1999 was in exchange for the Restricted Shares issued to them in 1997. The value of Mr. King's 250,000 Restricted Shares at December 31, 2000 was $2,250,000; and the value of Mr. Greenberg's 6,461 Restricted Shares at December 31, 2000 was $58,149.
(3) Amounts paid to Messrs. Cowley and Bachand represent reimbursement of relocation expenses.
(4) Represents options to purchase 22,500 shares of Common Stock issued in exchange for options to purchase 30,000 shares, pursuant to an exchange offer conducted in 1999, and options to purchase an additional 1,500 shares issued in 1999.
(5)  Mr. Greenberg retired from the Company on April 30, 2000.

  Stock Option Grants in the Last Fiscal Year. The following table sets forth certain information with respect to stock options to purchase shares of the Company's Common Stock that were granted to each of the named executive officers during the fiscal year ended December 31, 2000.


                       Option Grants in Last Fiscal Year

                                                                           Potential Realizable Value
                                                                           --------------------------
                                                                               of Assumed Annual
                                                                           --------------------------
                                                                            Appreciation for Option
                                                                           --------------------------
                            Individual Grants                                      Term(2)
-------------------------------------------------------------------------  --------------------------
         (a)                (b)           (c)         (d)         (e)          (f)          (g)
                                      % of Total
                       Number of      ----------
                       ----------      Options
                       Securities     ----------   Exercise
                       ----------     Granted to   --------
                       Underlying     ----------   or Base
                       ----------     Employees    --------
                        Options       ----------    Price    Expiration
                       ----------     in Fiscal    --------  ----------
         Name          Granted(1)        Year      ($/Sh.)      Date          5% ($)      10% ($)
---------------------  ----------     ----------   --------  ----------    ----------   -----------
Willis T. King, Jr...     120,000           39.7       8.13       5/9/10      613,550     1,554,885
John W. Cowley.......      50,000           16.6       8.13      2/28/10      295,646       647,857
                           10,000            3.3       8.13       5/9/10       51,129       129,571
Stephen L.
 Kibblehouse.........       7,500            2.5       8.13       5/9/10       38,347        97,178


(1) These options were granted at an exercise price equal to the per share market value of the Common Stock on the grant date. The options become exercisable 33percent each year beginning one year after the date of grant.
(2) The potential realizable value is calculated based on the term of the option (ten years) at its date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; however, the optionee will not actually realize any benefit from the option unless the market value of the Company's Common Stock in fact increases over the option price.

  Option Exercises and Year-End Option Holdings. The following table summarizes the number and value of the unexercised options to purchase Common Stock held by the named executive officers at December 31, 2000. None of the named executive officers exercised options during 2000.

               Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                          Number of Shares of
                                                      ---------------------------
                                                             Common Stock            Value of Unexercised In-
                                                      ---------------------------  ----------------------------
                                                        Underlying Unexercised      The-Money Options Held at
                                                      ---------------------------  ----------------------------
                                                            Options Held at             December 31, 2000
                                                      ---------------------------  ----------------------------
                                                           December 31, 2000
                                                      ---------------------------
                        Name                          Exercisable   Unexercisable   Exercisable   Unexercisable
----------------------------------------------------  ------------  -------------  -------------  -------------
Willis T. King, Jr.                                         49,500        220,500             $0       $104,400
John W. Cowley                                                   0         60,000             $0         52,300
Charles J. Bachand                                          22,000          4,000             $0              0
Stephen L. Kibblehouse                                       1,441         17,059             $0          6,525
Stephen J. Greenberg                                           664         23,336             $0              0

Compensation of Directors

  Directors who are employees of the Company are not paid any fees or additional compensation for service as members of the Board or any committee thereof. Directors who are not employees of the Company (``Non-Employee Directors''), other than Messrs. Spass, Haverland and Cooper, receive a retainer fee of $10,000, payable annually, as well as a fee of $1,000 per day for attendance at meetings of the Board and any committee meetings held on the same day as a Board meeting and a fee of $750 per day for attendance at committee meetings not held on the same day as a Board meeting. In addition, all Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with traveling to any Board or committee meeting. Pursuant to an agreement described below, Insurance Partners designated directors do not receive compensation as Directors in the form of cash or stock and, accordingly, although they are not employees of the Company, the term Non-Employee Directors defined above is deemed not to include them. Each Non-Employee Director of the Company as of January 1996 was granted an option to purchase 10,000 shares of Common Stock under the 1995 Directors' Stock Plan (the ``Directors Plan''). Moreover, under the Directors Plan, commencing with the first annual meeting of the Board of Directors of the Company after January 1996, and at each annual meeting thereafter, each Non-Employee Director is automatically granted shares of Common Stock having a fair market value at the time of grant of $10,000.

  During 2000, the Company conducted a survey of director compensation. The results of the survey indicated that the Company's compensation of its Non-Employee Directors (which had not been adjusted since 1996) was below average for public companies of similar size. At its October 31, 2000 meeting, the Board voted to increase the compensation of directors to the following amounts:
$10,000 retainer fee; $12,500 common stock award; $1,100 per day Board meeting fee and $800 per day committee meeting fee (if not on same day as a Board meeting); and reimbursement of reasonable out-of-pocket expenses incurred in connection with traveling to any Board or committee meeting.

  The purposes of the Directors Plan are to (i) encourage the Directors to own shares of Common Stock and thereby align their interests more closely with the interests of other stockholders of the Company, (ii) encourage the highest level of Director performance by providing the Directors with a direct interest in the Company's attainment of its financial goals and continuing success, and (iii) provide a financial incentive that will help attract and retain the most qualified Directors. Pursuant to the Directors Plan, the Company may grant options and issue stock with respect to an aggregate of up to 550,000 shares. No individual will receive more than 300,000 shares of Common Stock in the aggregate upon the issuance of stock and the exercise of options granted under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options (``Options'') and shares of Common Stock issued under the Directors Plan are from authorized and unissued shares.

  An agreement among the Company, Insurance Partners, L.P. (``IP'') and IP Bermuda provides that, in the event of election of certain individuals associated with IP and IP Bermuda to the Board of Directors pursuant to the terms of the Investment Agreement among the Company, Halliburton Company and the Investors therein dated October 10, 1995 and the Debentures, such individuals will not be entitled to participate in the Directors Plan or any similar plan.

  Pursuant to the Directors Plan, Mr. King was issued an option to purchase 150,000 shares of Common Stock during 1999. The exercise price of Mr. King's Options is $11.00 per share. Except for Options granted to Mr. Haverland in 1996, Options granted under the Directors Plan vest and become exercisable as to 33 1/3%, 66 2/3% and 100% of the shares of Common Stock subject thereto on each of the first, second and third anniversaries of the option grant. Options granted under the Directors Plan to Mr. Haverland vested and became exercisable as to 25%, 50%, 75% and 100% of the shares of Common Stock subject thereto on each of the first, second, third and fourth anniversaries, respectively, of the Option grant. Each Option is evidenced by a stock option agreement which may contain such terms and conditions as may be determined by the Committee and are not inconsistent with the Directors Plan. The term of an Option is ten years from the date of grant. During a Director's lifetime, an Option granted pursuant to the Directors Plan will be exercisable only by the Director. The Option will not be transferable by a Director other than by will or the laws of descent and distribution. Messrs. Hawk, Pieper and Shower were each issued 1,230 shares of Common Stock and Mr. Williams was issued 1,143 shares of Common Stock under the Directors Plan in 2000.

Employment Contracts and Retention Agreements

  Employment Contracts. During 1999, the Company entered into an Employment Agreement with Willis T. King, Jr., under which Mr. King became and serves as Chairman and Chief Executive Officer of the Company. The period of Mr. King's employment will end pursuant to the Employment Agreement, as amended, no earlier than June 1, 2003, unless his employment is terminated prior to such date pursuant to the terms of his Employment Agreement. Under the terms of the Employment Agreement, as amended, Mr. King is paid an annual salary which is $480,000 for 2001, and an annual bonus of up to 150% of annual salary but no less than $210,000 for 1999 and 2000, to be determined by the Board of Directors of the

Company. The Company also granted Mr. King options to purchase 150,000 shares of Common Stock at an exercise price of $11.00 per share, which was the closing price of the Common Stock on the New York Stock Exchange on the date of the Employment Agreement. Mr. King purchased $5 million of Common Stock of the Company at a price of $11.00 per share. Mr. King also received 250,000 shares of Restricted Shares under the Restricted Stock Plan, with a base price of $11.00 per share.

  In 2000, the Company entered into an Employment Agreement with John W. Cowley, under which Mr. Cowley became and serves as President and Chief Operating Officer of the Company. The period of Mr. Cowley's employment will end pursuant to the Employment Agreement, as amended, no earlier than January 1, 2004, unless his employment is terminated prior to such date pursuant to the terms of his Employment Agreement. Under the terms of the Employment Agreement, Mr. Cowley is paid an annual salary which is $350,000 for 2001, and an annual bonus of up to 75% of annual salary based on the performance of the Company as measured by the achievement of specified performance objectives determined by the Chief Executive Officer of the Company in his sole discretion. The Company also granted Mr. Cowley options to purchase 50,000 shares of Common Stock at an exercise price of $8.13 per share, which was the closing price of the Common Stock on the New York Stock Exchange on the date the options were issued.

In 1996, the Company entered into a three-year Employment Agreement with Richard
M. Haverland, an investor in and consultant to IP, under which Mr. Haverland served as Chairman and Chief Executive Officer of the Company. Under the terms of the Employment Agreement, Mr. Haverland was paid an annual salary of $525,000, and for 1996 and 1997, an annual bonus of no less than $250,000, to be determined by the Board of Directors of the Company. Pursuant to the Employment Agreement, the Company granted Mr. Haverland options to purchase 300,000 shares of Common Stock at an exercise price of $14.69 per share. Pursuant to the Employment Agreement, the Company sold to Mr. Haverland (i) $2,100,000 in principal amount of the Company's 10% Convertible Subordinated Debentures due December 31, 2005, together with Series A and Series B Common Stock Warrants and
(ii) Management Debentures, together with Common Stock Subscription Warrants, Series A-2 and Common Stock Subscription Warrants, Series B-2 in exchange for a promissory note in the principal amount of $2,100,000. Such promissory note is without personal recourse and is secured by a pledge of the Management Securities purchased thereby. See Item 13: ``Certain Relationships and Related Transactions.''

  Retention Agreements. In 2001, the Board of Directors, with the recommendation of the Special Committee, approved the Company's offer of Retention Agreements to the Company's executive officers and certain key employees (each an ``Executive''). The purpose of the Retention Agreements is to provide an incentive to Executives to continue to manage the business of the Company and represent and protect the interests of the Company's shareholders during and in connection with the Company's exploration of the possibility of engaging in a Transaction. The Company has entered into Retention Agreements with Messrs. King, Cowley, Bachand and Kibblehouse, among others. Under the terms of the Retention Agreements, each Executive will be paid on each of September 30, 2001, March 31, 2002, the closing date of a qualifying Transaction and the date 180 days after the closing date of a qualifying Transaction an amount equal to 25% of a multiple of the sum of their 2001 base annual compensation and the average of their annual cash bonuses paid in 1999 and 2000 (the ``Base Amount''), provided the Executive is employed by the Company on the payment date. The employment condition does not apply to the payment due 180 days after the closing date of a qualifying Transaction if the Executive is discharged (other than for cause) or resigns for good reason after the closing date of a qualifying Transaction. If the Executive is discharged (other than for cause) or resigns for good reason after the Company enters an agreement, or announces an intention, to participate in a qualifying Transaction, the Company is required to pay the Executive all payments provided for in the Retention Agreement. The payments due on September 30, 2001 and March 31, 2002 will be accelerated to the closing date of a qualifying Transaction if the closing date occurs before such payment dates. In addition, if the Executive is discharged (other than for cause) or resigns for good reason within 180 days after the Company closes a qualifying Transaction or enters an agreement, or announces an intention, to participate in a qualifying Transaction, the Company is required to continue for a number of years equal to the Executive's Retention Agreement multiple the Executive's life, medical, dental, health, accident and disability insurance and other benefits, including retirement plan benefits, vest Executive's interest under all of the Company's long-term incentive plans and options to purchase the Company's Common Stock and Restricted Shares, and remove any restrictions on Restricted Shares. The Base Amount and multiple under the Retention Agreement offered to Willis T. King, Jr. are $585,000 and 2.5 respectively, under the Retention Agreement offered to John W. Cowley are $350,000 and 1.9 respectively, under the Retention Agreement offered to Charles
J. Bachand are $269,002 and 1.9 respectively, and under the Retention Agreement offered to Stephen L. Kibblehouse are $225,878 and 1.9 respectively.

  Restricted Stock Plan. In 1997, the Company adopted the 1997 Restricted Stock Plan (the ``Restricted Stock Plan''), which authorized grants of up to 100,000 shares of restricted Common Stock (the ``Restricted Shares'') to officers of the Company's subsidiaries selected by the Compensation Committee. In 1999, the Restricted Stock Plan was amended (i) to permit participants to have a one-time opportunity to exchange restricted stock for new restricted stock equal to 75% of the number of shares surrendered for exchange and (ii) to allow for the issuance of an additional 250,000 shares. In order to be issued Restricted Shares, a grantee must purchase an equal number of shares of Common Stock at market price (``Qualifying Shares''). Restricted Shares vest five years after the date of grant, provided the following conditions are satisfied: (i) the grantee remains employed by the Company or one of its subsidiaries until at least three years from the date of grant; (ii) the grantee does not resign from the Company and its subsidiaries, and is not terminated for cause, before the vesting date; and (iii) the market price of the Common Stock on the vesting date is at least 40% greater than on the date of grant. If the market price has increased at least 40% but less than 50%, 25% of the Restricted Shares vest, if the increase is at least 50% but less than 61%, 50% vest, and if the market price increases at least 61%, 100% vest. In 1997, Mr. Greenberg was issued 8,615 Restricted Shares at a base price of $23.22. In 1999, Mr. Greenberg exchanged 8,615 Restricted Shares for 6,461 Restricted Shares pursuant to the exchange offer described above with a vesting base price of $13.25 per share. Pursuant to his employment agreement, Mr. King purchased 250,000 Qualifying Shares at $11.00 per share and was issued 250,000 Restricted Shares in 1999.

  Employees' Retirement and Savings Plan. The Company makes annual contributions to the Highlands Insurance Group Employees' Retirement and Savings Plan (the ``Retirement Plan'') for the benefit of qualified employees. The amount of each year's contribution, if any, is determined by the Board of Directors of the Company in its discretion. Before-tax contributions up to 6% of compensation are matched by the Company at a 50% rate under the Retirement Plan. Matching contributions by the Company to executive officers under the Retirement Plan for 2000, 1999 and 1998 are set forth in the Summary Compensation Table. It is not possible to estimate the amount of benefits payable at retirement under the Retirement Plan to Messrs. King, Cowley, Bachand, Kibblehouse and Greenberg because of some or all of the following: (i) amounts contributed in the future will be contingent on future discretionary contributions by the Company as well as contribution levels of the participant; (ii) earnings on trust fund assets will vary; (iii) trust fund assets may appreciate or depreciate in value; (iv) the compensation of the individual may vary; (v) age at date of retirement may vary; and (vi) the Retirement Plan may be changed or discontinued.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

  The Compensation Committee consists of Messrs. Hawk, Pieper, Williams and Spass (Chairman). No member of the committee was an officer or employee of the Company or any of its subsidiaries during fiscal year 2000, nor was any member formerly an officer of the Company or any of its subsidiaries.

Compensation Committee Report on Executive Compensation

  Compensation Philosophy. The Company applies a consistent philosophy for all employees, including senior management. This philosophy is based on the premise that the achievements of the Company result from the coordinated efforts of all individuals working toward common objectives. The Company strives to achieve these objectives through teamwork that is focused on meeting the expectations of customers and stockholders.

  The goals of the compensation program are to align compensation with business objectives and performance, and to enable the Company to attract, retain and reward executive officers whose contributions are critical to the long-term success of the Company. The Company's compensation program for executive officers is based on the same two principles applicable to compensation decisions for all employees of the Company.

  .  The Company pays competitively.
  .  The Company pays for sustained performance.

  The Company is committed to maintaining a pay program that helps attract and retain the best people in the industry. To ensure that pay is competitive, the Company will regularly compare its pay practices with those of other regional companies and set its pay parameters based on this review.

  Executive officers and senior managers are rewarded based upon corporate performance or business unit performance and individual performance. Corporate performance and business unit performance are primarily evaluated by determining the extent to which annually established accident year combined operating ratios are met. Individual performance is evaluated by reviewing performance against set objectives and goals and the degree to which Company values are fostered.

  Compensation Vehicles. The Company's compensation program consists of cash and equity based compensation. The Company believes that having such a compensation program allows the Company to attract and retain key employees, which in turn permits the Company to provide useful products and services to customers, enhance stockholder value, motivate technological innovation, foster teamwork and adequately reward employees. The Company's principal compensation vehicles are as follows:

  Cash-based Compensation-Salary and Bonus. The Company establishes salary ranges for employees by reviewing the aggregate of base salary and annual bonus for competitive positions in the market. The Company performs an assessment of individual positions in an effort to identify appropriate market salary ranges for all positions. Ranges for officer positions are established based on competitive market data. These ranges allow an officer to be placed above or below the midpoint according to that officer's overall performance. As described above, overall individual performance is measured against the achievement of specific goals, including profitability goals for those individuals controlling key profit centers.

  Equity-based Compensation Stock Option Program. The purpose of this program is to provide additional incentives to employees to work to maximize stockholder value. The Company also recognizes that a stock incentive program is a necessary element of a competitive compensation package for its employees. The program utilizes vesting periods to encourage key employees to continue in the employ of the Company and thereby acts as a retention device for key employees. The Company believes that the program encourages employees to maintain a long-term perspective. The Company grants stock options to a broad-based group. As of March 30, 2001, almost all Company employees had been granted options.

  In determining the size of an option award for an executive officer, the Compensation Committee's primary considerations are the ``grant value'' of the award and the expected or actual performance of the officer measured against the same performance criteria described above under ``Cash-based Compensation'' which is used to determine salary and bonus. In addition to considering the grant value and the officer's performance, the Compensation Committee also considers the number of outstanding unvested options which the officer holds and the size of previous option awards to that officer. The Compensation Committee does not assign specific weights to these items.

  On February 22, 1999, the Stock Option Plan was amended so that each employee was given the one-time opportunity to exchange his or her stock options for Performance-Based Stock Options exercisable for 75% of the number of shares covered by the options surrendered for exchange. The Performance-Based Stock Options will fully vest three years after issuance, with intermediate vesting subject to the Company's meeting certain combined ratio goals. The exercise price of Performance-Based Stock Options was 100% of the fair market value of the Company's Common Stock on the date the options were issued. The Committee amended the Plan to allow for the exchange because it believed that the options of many employees prior to the exchange did not provide meaningful incentives.

      For additional discussion regarding compensation vehicles, see ``Employment Contracts and Retention Agreements'' under Item 11: ``Executive Compensation.''

  Other Considerations

  Certain Limitations on Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the Company's Chief Executive Officer or any of the four other most highly compensated executive officers. Certain performance-based compensation, however, is specifically exempt for the deduction limit. The Company does not have a policy that requires or encourages the Compensation Committee to qualify stock options or restricted stock awarded to executive officers for deductibility under Section 162(m) of the Internal Revenue Code (the ``Code'').

  CEO Compensation.   Willis T. King has been Chief Executive Officer and
Chairman of the Company since June 1, 1999. The Compensation Committee used the same compensation policy described above for all employees to determine Mr. King's 2000 compensation. In setting both the cash-based and the equity based elements of Mr. King's overall compensation, the Compensation Committee made an overall assessment of Mr. King's ability to lead the Company in reaching its long-term strategic and business goals.

                                    COMPENSATION COMMITTEE


                                    Robert A. Spass (Chairman)
                                    Phillip J. Hawk
                                    W. Bernard Pieper
                                    Rufus J. Williams, III

                                Performance Graph

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                OF HIGHLANDS INSURANCE GROUP, INC., S&P 500 INDEX
                   AND S&P INSURANCE (PROPERTY-CASUALTY) INDEX

     Set forth below is a line graph comparing cumulative stockholder return from January 12, 1996 to December 31, 2000 on the Common Stock, based on the market price of the Common Stock, with the cumulative total return on the Standard & Poor's 500 Stock Index and the Standard & Poor's Insurance (Property-Casualty) Index:

--------------------------------------------------------------------------------



                                  January 12,           December 31,
                                             -----------------------------------
                                     1996*   1996     1997    1998   1999   2000
                                   --------  ----     ----    ----   ----   ----
Highlands Insurance Group, Inc.....   100     96      134      62     45     43
                                      ---
S&P 500............................   100    123      164     211    255    132
                                      ---
S&P Insurance (Property-Casualty)..   100    122      177     164    123    191
                                      ---
_________

* Total assumes $100 invested on January 12, 1996 in Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's Insurance (Property-Casualty) Index, including reinvestment of dividends with respect to the two indices. The Company has not paid dividends on common stock since January 1996.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect to persons or groups who, to the Company's knowledge, beneficially own, or have the right to acquire within 60 days of March 30, 2001, more than five percent of the Common
Stock:


                                                         Amount and
                                                         Nature of
                                                         Beneficial       Percent of
Name and Address of Beneficial Owner                    Ownership(1)(2)   Class(1)(2)
------------------------------------                    --------------- --------------

Insurance Partners, L.P. (3)........................       4,568,759(4)       25.6%
   201 Main Street
   Fort Worth, TX 76102
Insurance Partners Offshore (Bermuda), L.P. (5).....       2,518,009(6)       16.0%
   Cedar House
   41 Cedar Avenue
   P.O. Box HM1179
   Hamilton, Bermuda
Waveland Partners (7)...............................       1,353,700          10.2%
   227 West Monroe, Suite 4800
   Chicago, IL 60606
FMR Corp. (8).......................................       1,343,390          10.1%
   82 Devonshire Street
   Boston, MA 02109
Dimensional Fund Advisors Inc. (9)..................         941,510           7.1%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401
Willis T. King, Jr. (10) ...........................         926,774           6.9%
    1000 Lenox Drive
    Lawrenceville, NJ 08648
Richard M. Haverland (11) ..........................         825,285           5.9%
   160 Coquille Way
   Vero Beach, FL  32963
Royce & Associates, Inc. (12) ......................         818,600           6.2%
    1414 Avenue of the Americas
    New York, NY 10019
Clayton Management Company (13) ....................         800,000           6.0%
    John D. Weil
    200 N. Broadway, Suite 825
    St. Louis, MO  6310
David L. Babson & Co. Inc. (14).....................         791,200           6.0%
   One Memorial Drive
    Cambridge, MA 02142
Blavin & Company, Inc. (15).........................         693,161           5.2%
   8800 North Gainey Center Drive, Suite 260
   Scottsdale, AZ 85258

---------------------------
(1) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.
(2) Based on 13,248,879 shares of Common Stock outstanding at the close of business on March 30, 2001.
(3) The general partner of Insurance Partners, L.P. is Insurance GenPar L.P., a Delaware limited partnership; the general partner of the latter is Insurance GenPar MGP, L.P., a Delaware limited partnership; and the general partner of the latter is Insurance GenPar MGP, Inc., a Delaware corporation. Robert A. Spass (a director of the Company) owns 40% of the voting stock of Insurance GenPar MGP, Inc., and Steven Gruber and Daniel Doctoroff each owns 30% of such voting stock.

(4) Represents the number of shares of Common Stock issuable upon conversion of the Company's 10% Convertible Subordinated Debentures due December 31, 2005 (the "Debentures") and exercise of the Company's Common Stock Subscription Warrants, Series A (the "Series A Warrants") owned of record by Insurance Partners, L.P.
(5)    The general partner of Insurance Partners Offshore (Bermuda), L.P.
       ("IP Bermuda") is Insurance GenPar (Bermuda), L.P., a Bermuda limited partnership; the general partner of the latter is Insurance GenPar (Bermuda) MGP, L.P.; and the general partner of the latter is Insurance GenPar (Bermuda) MGP, Ltd., a Bermuda corporation. Robert A. Spass
       (a director of the Company) owns 40% of the voting stock of Insurance GenPar (Bermuda) MGP, Ltd., and Steven Gruber and Daniel Doctoroff each owns 30% of such voting stock.
(6) Represents the number of shares of Common Stock issuable upon conversion of the Debentures and exercise of the Series A Warrants owned of record by IP Bermuda. Shares acquirable by IP Bermuda upon conversion or exercise of Debentures or Series A Warrants will be Series B Common Stock, which have reduced voting rights until such shares are transferred by IP Bermuda or the occurrence of certain events.
(7) Represents shared beneficial ownership by the following related entities: Waveland International, Ltd., a Cayman Island exempted company, Waveland Partners L.P., an Illinois limited partnership, Waveland Capital Management, L.P., an Illinois limited partnership, Clincher Capital Corporation, an Illinois corporation, Waveland Capital Management, LLC, an Illinois limited liability company and Waveland Partners, Ltd., a Cayman Islands exempted company.
(8) Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. and an investment advisor is the beneficial owner of 1,329,060 shares or 9.726% of the Common Stock outstanding of the Company as a result of acting as investment adviser to various investment companies (the "Fidelity Funds"). The ownership of one investment company, Fidelity Equity-Income Fund, amounted to 787,590 shares or 5.763% of the Common Stock outstanding. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity and the funds each has sole power to dispose of the 1,329,060 shares owned by the Fidelity Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 14,330 shares or 0.104% of the Common Stock outstanding of the Company as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 14,330 shares and sole power to vote or to direct the voting of 14,330 shares. Strategic Advisers, Inc., a wholly-owned subsidiary of FMR Corp. and an investment adviser, provides investment advisory services to individuals. It does not have sole power to vote or direct the voting of shares of certain securities held for clients and has sole dispositive power over such securities. As such, FMR Corp.'s beneficial ownership may include shares beneficially owned through Strategic Advisers, Inc.
(9)    Dimensional Fund Advisors, Inc., an investment advisor registered under
       Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by such funds. All securities are owned by such funds. Dimensional Fund Advisors Inc. disclaims beneficial ownership of such securities.
(10) Mr. King is the Chairman and Chief Executive Officer of the Company and its subsidiaries. The shares beneficially owned were acquired as follows:
       534,546 shares privately purchased; 250,000 shares granted pursuant to the Company's 1997 Restricted Stock Plan; 140,000 shares issuable pursuant to stock options; and 2,228 shares acquired through participation in the Company's 401(k) Plan.
(11) Mr. Haverland is a Director of the Company. The shares beneficially owned were acquired as follows: 259,003 issuable pursuant to warrants; 254,712 shares issuable pursuant to the Debentures; 300,000 shares issuable pursuant to stock options; and 12,570 shares acquired through the Employee Stock Purchase Plan.
(12) Royce & Associates, Inc. ("Royce") and Royce Management Company ("RMC") are investment advisors registered under Section 203 of the Investment Advisors Act of 1940. Royce is the beneficial owner of 814,800 shares of the Common Stock outstanding of the Company; RMC beneficially owns 3,800 shares of the Common Stock outstanding of the Company. Charles M. Royce may be deemed to be a controlling person of Royce and RMC, and, as such, may be deemed to beneficially own the shares of Common Stock of the Company beneficially owned by Royce and RMC. Mr. Royce does not own any shares of Common Stock of the Company outside of Royce and RMC, and disclaims all beneficial ownership of the shares held by Royce and RMC.

(13) Based on a Schedule 13G filed on February 16, 2001, these shares are held as follows: 760,000 shares held by Woodbourne Partners, L.P. ("Woodbourne"), a Missouri Limited Partnership; 40,000 shares held by Forsyth Joint Venture ("Forsyth"), a joint venture among three charitable foundations governed under Missouri Law. Clayton Management Company ("Clayton") is the general partner of Woodbourne and the manager of Forsyth and has authority to vote, direct the vote, dispose or direct the disposition of shares held by Woodbourne and Forsyth. John D. Weil ("Weil") is the sole director and sole shareholder of Clayton. Weil and certain of his family members are the Trustees of the charitable foundations that formed Forsyth. As such, Weil has authority to vote, direct the vote, dispose or direct the disposition of shares held by Woodbourne and Forsyth.
(14) David L. Babson & Co., Inc. ( "DLB "), in its capacity as investment adviser, may be deemed the beneficial owner of 791,200 shares of Common Stock of the Company which are owned by several investment clients.
(15) Shares reported are beneficially owned by investment adviser Blavin & Company, Inc. ( "BCI "), Paul W. Blavin as principal, and four institutional clients for which BCI acts as investment advisor.

     The following table sets forth information with respect to the numbers of shares of Common Stock that the following persons beneficially own, or have the right to acquire within 60 days of March 30, 2001: (i) each director of the Company, (ii) each executive officer of the Company named in the table entitled "Summary Compensation Table" and (iii) all executive officers and directors of the Company as a group at March 30, 2001:


                                                                       Amount and
                                                                       Nature of
                                                                       Beneficial      Percent of
Name                                                                   Ownership(1)      Class(1)
----                                                                 --------------    -----------

Willis T. King, Jr.............................................        926,774(2)(6)          6.9%
Richard M. Haverland...........................................        825,285(3)(5)          5.9%
Robert A. Spass................................................            ---(4)               *
Bradley E. Cooper..............................................          3,000(4)               *
W. Bernard Pieper..............................................         19,586                  *
Kenneth S. Crews...............................................         12,326                  *
Philip J. Hawk.................................................         14,056                  *
Robert W. Shower...............................................         13,556                  *
Rufus J. Williams, III.........................................          6,143                  *
Charles J. Bachand.............................................         72,590(3)(5)(6)         *
John W. Cowley.................................................         28,531(5)(6)            *
Stephen J. Greenberg...........................................         15,576(2)(5)            *
Stephen L. Kibblehouse.........................................          6,036(2)(5)(6)         *
All Directors and executive officers as a group (13 persons)...      1,943,459(2)(3)(5)(6)   13.5%
---------
* Less than 1%.


(1) Based on 13,248,879 shares of Common Stock outstanding at the close of business on March 30, 2001.
(2) Includes 250,000 shares issued to Mr. King, 6,461 shares issued to Mr. Greenberg and 641 shares issued to Mr. Kibblehouse under the 1997 Restricted Stock Plan. See "Executive Officers--Executive Compensation."
(3) Includes the following numbers of shares of Common Stock issuable upon exercise of the Series A Warrants and the Company's Common Stock Subscription Warrants, Series A-2 Warrants and conversion of the Debentures and the Company's 10% Convertible Subordinated Debentures due December 31, 2005, Series 2, respectively, held by: Richard M. Haverland--126,343, 132,660, 123,762 and 129,950 shares; and Charles J. Bachand--12,003, 12,003,
    11,757 and 11,757 shares.
(4) Does not include shares owned beneficially by Insurance Partners, L.P. and IP Bermuda. See the prior table under "Stock Ownership of Certain Beneficial Owners and Management."
(5) Includes the following shares issuable pursuant to stock options currently exercisable or exercisable within 60 days: Mr. King--140,000; Mr. Haverland --300,000; Mr. Bachand--23,667; Mr. Greenberg--500; Mr. Cowley--20,000; and
    Mr. Kibblehouse--4,000 shares.
(6) Includes shares beneficially owned as a result of participation in the Company's 401(k) Plan.

ITEM 13: Certain Relationships and Related Transactions.

     In January 1996, when the Company's shares were distributed as a dividend to the shareholders of its then parent, Halliburton Company, Richard M. Haverland and Charles J. Bachand acquired, respectively, $2.1 million and $190,000 in principal amount of the Debentures, together with Warrants.

     In addition, the Company issued to Mr. Haverland and Mr. Bachand, respectively, an additional $2.1 million and $190,000 in principal amount of the Company's 10% Convertible Subordinated Debentures due December 31, 2005, Series 2 (the "Management Debentures") together with detachable Common Stock Subscription Warrants, Series A-2 and Series B-2 (the "Management Warrants," and collectively with the Management Debentures, the "Management Securities"). The Series B-2 Warrants, which are not exercisable since the market price of the Company's common stock did not meet required levels, expire on December 31, 2005.

     The Management Securities contain terms and provisions substantially similar to the Debentures and the Warrants.

     The Management Securities were issued pursuant to a Purchase, Redemption and Bonus Agreement (the "Purchase Agreement") among the Company, Messrs. Haverland and Bachand and members of the then management of the Company. The consideration paid by Messrs. Haverland and Bachand for the Management Securities consists of individual promissory notes (each, a "Note" and, collectively, the "Notes") in the principal amounts of $2.1 million and $190,000, respectively, made by Messrs. Haverland and Bachand, without personal liability and secured by a pledge of the Management Securities. The Notes have a term of five years and bear interest at a rate of 10%, payable annually on the anniversary date of their issuance. The Notes may be prepaid at any time without penalty. As of March 30, 2001, the principal amount outstanding of Mr. Haverland's Note was $2.0 million and of Mr. Bachand's Note was $190,000.

     Assuming conversion and exercise of the Debentures, Management Debentures, Warrants and Management Warrants, Messrs. Haverland and Bachand will own, respectively, 825,285 and 72,590 shares of Common Stock, representing on a fully diluted basis, respectively 5.9% and 0.5% of the outstanding Common Stock.

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

    *4.11 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series A

    *4.12 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series B

    *4.13 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series A-2

    *4.14 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series B-2

     4.15 Waiver of Certain Interest Payments on 10% Convertible Debentures due December 31, 2005 dated April 13, 2001.

    *10.1 Credit Agreement among Highlands Insurance Group, Inc., Various Lending Institutions and The Chase Manhattan Bank, as Administrative Agent, dated April 30, 1997

    +10.2 Form of Registration Rights Agreement among Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P. and the Registrant

    +10.3    Form of 1995 Stock Option Plan

  +++10.4    Restricted Stock Plan

    +10.5 Form of Employment Agreement between the Registrant and Richard M. Haverland

  +++10.6    Retirement and Release Agreement between the Registrant and Richard
             M. Haverland

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

   ++10.14   Employee Stock Purchase Plan

   ++10.15   Employees' Retirement And Savings Plan

  +++10.16   Amendment No. 1 to Employees' Retirement and Savings Plan

  +++10.17   Amendment No. 2 to Employees' Retirement and Savings Plan

  +++10.18   Employment Agreement between the Registrant and Willis T. King, Jr.

     10.19   Employment Agreement between the Registrant and John W. Cowley

     10.20   Form of Retention Agreement

     10.21 Seventh Amendment and Waiver to Credit Agreement dated as of April 13, 2001, among the Registrant, Various Lending Institutions and The Chase Manhattan Bank, as Administrative Agent

        21   List of Subsidiaries

        23   Consent of Independent Auditors

----------
   + Incorporated by reference to the Company's registration statement on Form
     10 as filed with the Commission on January 4, 1996.

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

  ++ Incorporated by reference to the Company's registration statement on Form
     S-8 as filed with the Commission on June 1, 1998

 +++ Incorporated by reference to the Company's Report on Form 10-K, for the fiscal year ended December 31, 1999 as filed with the Commission

* The Company has offered Retention Agreements to Willis T. King, Jr., John W. Cowley, Charles L. Bachand and Stephen J. Kibblehouse the
     particular  terms of which are  specified in   "Employment  Contracts  and
     Retention Agreements"  under Item 11:  "Executive Compensation."

     (b) Reports on Form 8-K during the quarter ended December 31, 2000.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2001.

                                  Highlands Insurance Group, Inc.

                                  By:     /s/   WILLIS T. KING, JR.
                                     ------------------------------------------
                                         Willis T. King, Jr.
                                         Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                         Title                     Date
           ---------                         -----                     ----
     /s/ WILLIS T. KING, JR.     Chairman and Chief Executive      April 17, 2001
-----------------------------    Officer
       Willis T. King, Jr.

     /s/ CHARLES J. BACHAND      Vice President, Treasurer and     April 17, 2001
-----------------------------    Principal Financial and
       Charles J. Bachand        Accounting Officer

       /s/ ROBERT A. SPASS       Director                          April 17, 2001
-----------------------------
         Robert A. Spass

      /s/ BRADLEY E. COOPER      Director                          April 17, 2001
-----------------------------
        Bradley E. Cooper

      /s/ W. BERNARD PIEPER      Director                          April 17, 2001
-----------------------------
        W. Bernard Pieper

       /s/ PHILIP J. HAWK        Director                          April 17, 2001
-----------------------------
         Philip J. Hawk

      /s/ ROBERT W. SHOWER       Director                          April 17, 2001
-----------------------------
        Robert W. Shower

    /s/ RICHARD M. HAVERLAND     Director                          April 17, 2001
-----------------------------
      Richard M. Haverland

   /s/ RUFUS J. WILLIAMS, III    Director                          April 17, 2001
-----------------------------
     Rufus J. Williams, III

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                          PAGE
                                                                                                         ------
Audited Financial Statements
  Independent Auditors' Report                                                                              F-2
  Consolidated Balance Sheets as of December 31, 2000 and 1999                                              F-3
  Consolidated Statements of Operations for the Years Ended December 31, 2000,                              F-4
     1999 and 1998
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000,
     1999 and 1998                                                                                          F-5
  Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2000,
     1999 and 1998                                                                                          F-6
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                F-7
  Notes to Consolidated Financial Statements                                                                F-9

Financial Statement Schedules
  Schedule I - Summary of Investments Other Than Investments in Related Parties--
     December 31, 2000                                                                                     F-31
  Schedule II - Condensed Financial Information of Registrant (Parent Company only):
     Balance Sheets--As of December 31, 2000 and 1999                                                      F-32
     Statements of Operations--For the Years Ended December 31, 2000, 1999 and 1998                        F-33
     Statements of Cash Flows--For the Years Ended December 31, 2000, 1999 and 1998                        F-34
  Schedule III - Supplementary Insurance Information--As of and For the Years Ended
     December 31, 2000, 1999 and 1998                                                                      F-35
  Schedule IV - Reinsurance--For the Years Ended December 31, 2000, 1999 and 1998                          F-36
  Schedule V - Valuation and Qualifying Accounts--For the Years Ended December 31, 2000, 1999
     and 1998                                                                                              F-37
  Schedule VI - Supplemental Information Concerning Consolidated Property/Casualty Insurance
  Operations--As of and For the Years Ended December 31, 2000, 1999 and 1998                               F-38

                         INDEPENDENT AUDITORS' REPORT

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

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Insurance Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  KPMG LLP

Houston, Texas
April 13, 2001

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                                 (in thousands)


                                       ASSETS                                                  2000               1999
------------------------------------------------------------------------------------       -----------          ---------
Investments:
  Fixed maturity securities available-for-sale, at fair value (amortized cost of
     $797,092 in 2000 and $802,594 in 1999)                                                $   776,453            762,478
  Equity securities, at fair value (cost of $30,686 in 2000 and $31,376 in 1999)                32,091             26,594
  Other investments, at cost                                                                     1,952              3,100
                                                                                           -----------          ---------
     Total investments                                                                         810,496            792,172
Cash and cash equivalents                                                                      109,763             78,283
Premiums in course of collection, net                                                          126,719             56,574
Premiums due under retrospective policies                                                      138,119            142,849
Receivable from reinsurers                                                                     683,439            684,525
Prepaid reinsurance premiums                                                                     8,576              3,777
Funds on deposit with reinsurers                                                                 9,019             17,534
Net deferred tax asset                                                                           6,732             82,536
Accrued investment income                                                                       11,084             11,396
Deferred policy acquisition costs                                                               49,622             33,556
Other assets                                                                                    47,581             58,085
                                                                                           -----------          ---------
     Total assets                                                                          $ 2,001,150          1,961,287
                                                                                           ===========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Loss and loss adjustment expense reserves                                                    1,392,497          1,353,524
Unearned premiums                                                                              224,120            146,832
Senior bank debt                                                                                49,004             59,004
Convertible subordinated debentures                                                             58,626             57,816
Accounts payable and accrued liabilities                                                        97,424             75,069
                                                                                           -----------          ---------
     Total liabilities                                                                       1,821,671          1,692,245
                                                                                           -----------          ---------

Mandatorily redeemable preferred stock                                                           4,930              4,641
                                                                                           -----------          ---------

Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized, 13,225,411 shares
  issued and outstanding in 2000, 13,217,903 shares issued and outstanding in 1999                 140                140
  Additional paid-in capital                                                                   231,566            231,515
  Accumulated other comprehensive loss                                                         (12,572)           (29,184)
  Treasury stock, at cost (739,400 shares in 2000 and 1999, including 445,900
     shares held by subsidiaries in 2000 and 1999)                                              (9,459)            (9,459)
  Deferred compensation on restricted stock                                                     (3,097)            (3,147)
  Retained (loss) earnings                                                                     (32,029)            74,536
                                                                                           -----------          ---------
     Total stockholders' equity                                                                174,549            264,401
                                                                                           -----------          ---------
     Total liabilities, mandatorily redeemable preferred stock and stockholders'
       equity                                                                              $ 2,001,150          1,961,287
                                                                                           ===========          =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (in thousands, except per common share data)

                                                                     2000          1999          1998
                                                                ---------       -------       -------
Revenues:
  Net premiums earned                                           $ 388,505       325,305       388,813
  Net investment income                                            62,453        67,684        77,969
  Net realized investment gains                                       974            22        16,874
                                                                ---------       -------       -------
     Total revenues                                               451,932       393,011       483,656
                                                                ---------       -------       -------

Expenses:
  Loss and loss adjustment expense incurred                       346,137       238,940       328,400
  Underwriting expenses                                           134,470       130,121       141,788
  Debt interest and amortization expense                           12,392        11,753        12,258
  Loss on write-off of subsidiary                                      --        10,452            --
  Other expenses (income), net                                     (2,538)        2,210         2,000
                                                                ---------       -------       -------
     Total expenses                                               490,461       393,476       484,446
                                                                ---------       -------       -------
Loss before income taxes                                          (38,529)         (465)         (790)
Income tax expense (benefit)                                       67,747        12,984        (3,887)
                                                                ---------       -------       -------
     Net income (loss)                                           (106,276)      (13,449)        3,097
Dividends paid on mandatorily redeemable preferred stock              289            --            --
                                                                ---------       -------       -------
     Net income (loss) attributable to common
       stockholders                                             $(106,565)      (13,449)        3,097
                                                                =========       =======       =======

Earnings (loss) per common share:
  Basic                                                            $(8.06)        (1.04)          .24
  Diluted                                                          $(8.06)        (1.04)          .20
Weighted average number of common shares outstanding:
  Basic                                                            13,221        12,956        13,095
  Diluted                                                          13,221        12,956        15,811



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                                        2000               1999               1998
                                                                                   ---------            -------            -------
Common stock:
  Balance, beginning of year                                                       $     140                132                132
     Issuance of common stock, par value                                                  --                  8                 --
                                                                                   ---------            -------            -------
  Balance, end of year                                                                   140                140                132
                                                                                   ---------            -------            -------

Additional paid-in capital:
  Balance, beginning of year                                                         231,515            223,976            223,460
     Net issuance of common stock                                                         51              7,539                516
                                                                                   ---------            -------            -------
  Balance, end of year                                                               231,566            231,515            223,976
                                                                                   ---------            -------            -------

Accumulated other comprehensive income (loss):
  Balance, beginning of year                                                         (29,184)            16,803             22,278
     Changes in net unrealized investment gains (losses), net of tax                  16,682            (46,138)            (5,475)
     Net unrealized investment losses of written-off subsidiary, net of tax               --                151                 --
     Other                                                                               (70)                --                 --
                                                                                   ---------            -------            -------
  Balance, end of year                                                               (12,572)           (29,184)            16,803
                                                                                   ---------            -------            -------

Treasury stock, at cost:
  Balance, beginning of year                                                          (9,459)            (9,268)                --
     Acquisition of treasury stock                                                        --               (191)            (9,268)
                                                                                   ---------            -------            -------
  Balance, end of period                                                              (9,459)            (9,459)            (9,268)
                                                                                   ---------            -------            -------

Deferred compensation on restricted stock:
  Balance, beginning of year                                                          (3,147)            (1,074)            (1,465)
     Net retirement (issuance) of restricted stock                                        50             (2,073)               391
                                                                                   ---------            -------            -------
  Balance, end of year                                                                (3,097)            (3,147)            (1,074)
                                                                                   ---------            -------            -------

Retained (loss) earnings:
  Balance, beginning of year                                                          74,536             87,985             84,888
     Net income (loss) attributable to common stockholders                          (106,565)           (13,449)             3,097
                                                                                   ---------            -------            -------
  Balance, end of period                                                             (32,029)            74,536             87,985
                                                                                   ---------            -------            -------

Total stockholders' equity                                                         $ 174,549            264,401            318,554
                                                                                   =========            =======            =======



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                        2000          1999          1998
                                                                   ---------       -------       -------
Net income (loss) attributable to common stockholders              $(106,565)      (13,449)        3,097
                                                                   ---------       -------       -------

Other comprehensive income (loss), net of taxes:
  Increase (decrease) in unrealized gains (losses) on
     investments net of taxes of $9,248; $(24,836); and
     $2,958                                                           17,175       (46,124)        5,493
  Reclassification adjustments for realized gains in net
     income (loss) net of taxes of $341, $8; and $5,906                 (633)          (14)      (10,968)
  Net unrealized investment losses of written-off subsidiary,
     net of taxes of $0; $81; and $0                                      --           151            --
  Other                                                                  70             --            --
                                                                   ---------       -------       -------
  Other comprehensive income (loss), net of taxes                     16,612       (45,987)       (5,475)
                                                                   ---------       -------       -------

  Comprehensive loss                                               $ (89,953)      (59,436)       (2,378)
                                                                   =========       =======       =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                                        2000             1999           1998
                                                                                     ---------        ---------       --------
Cash flows from operating activities:
  Net income (loss)                                                                  $(106,276)         (13,449)         3,097
                                                                                     ---------        ---------       --------
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) activities:
     operating activities:
     Depreciation and amortization                                                       5,162            3,768          3,453
     Net realized investment gains                                                        (974)             (22)       (16,874)
     Write-off of subsidiary                                                                --           10,452             --
     Deferred tax expense (benefit)                                                     66,957           12,659         (3,443)
     Change in:
       Premiums in course of collection                                                (70,145)          (2,771)        33,839
       Premiums due under retrospective policies                                         4,730            1,764        (14,463)
       Receivable from reinsurers                                                        1,086           60,407        (64,230)
       Prepaid reinsurance premiums                                                     (4,799)          (1,254)        21,928
       Funds on deposit with reinsurers                                                  8,515              339          2,299
       Deferred policy acquisition costs                                               (16,066)          (2,019)           776
       Loss and loss adjustment expense reserves                                        38,973         (189,740)        (1,826)
       Unearned premiums                                                                77,288            9,554        (36,058)
       Other operating assets and liabilities                                           30,459           (2,679)       (59,679)
                                                                                     ---------        ---------       --------
          Total adjustments                                                            141,186          (99,542)      (134,278)
                                                                                     ---------        ---------       --------
          Net cash provided by (used in) operating activities                           34,910         (112,991)      (131,181)
                                                                                     ---------        ---------       --------
Cash flows from investing activities:
  Proceeds from sales:
     Fixed maturity securities available-for-sale                                       87,714          184,817        409,954
     Equity securities                                                                   1,721            8,311            986
     Other investments                                                                   1,720               --            842
  Maturities or calls:
     Fixed maturity securities available-for-sale                                       56,713          149,610        155,698
  Investment purchases:
     Fixed maturity securities available-for-sale                                     (138,348)        (180,269)      (392,686)
     Equity securities                                                                  (1,000)         (18,940)       (18,337)
  Net purchases of property and equipment                                               (2,011)         (10,313)        (6,134)
  Cash and cash equivalents of written-off subsidiary                                       --          (12,843)            --
  Other proceeds                                                                            --              867             --
                                                                                     ---------        ---------       --------
     Net cash provided by investing activities                                           6,509          121,240        150,323
                                                                                     ---------        ---------       --------

  Cash flows from financing activities:
     Repayment of senior bank debt                                                     (10,000)          (5,996)            --
     Payment for debt issuance expense                                                      --               --           (675)
     Issuance of common stock                                                               61            5,474            831
     Acquisition of treasury stock                                                          --             (191)        (9,268)
                                                                                     ---------        ---------       --------
       Net cash used in financing activities                                            (9,939)            (713)        (9,112)
                                                                                     ---------        ---------       --------
Net increase in cash and cash equivalents                                               31,480            7,536         10,030
Cash and cash equivalents at beginning of year                                          78,283           70,747         60,717
                                                                                     ---------        ---------       --------
Cash and cash equivalents at end of year                                             $ 109,763           78,283         70,747
                                                                                     =========        =========       ========

Supplemental disclosure of cash flow information:
     Interest paid                                                                   $  10,700        $  10,163         10,603
                                                                                     =========        =========       ========

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

 Basis of Reporting and Operations

  The accompanying consolidated financial statements include the accounts of Highlands Insurance Group, Inc., (Highlands Group) and its subsidiaries (the Company). Highlands Group is an insurance holding company for Highlands Insurance Company and its subsidiaries (Highlands), American Reliance, Inc. and its subsidiaries (American Reliance), and Highlands Holdings (U.K.) Limited and its subsidiary (Highlands UK) (a foreign reinsurance company located in the United Kingdom) and certain other immaterial companies (collectively, the Insurance Subsidiaries). For reporting purposes, the Company considers all of its property and casualty insurance operations as one segment. All material intercompany accounts and transactions have been eliminated.

  As discussed in Note 4, the Company wrote-off in December 1999 its remaining investment in and deferred taxes associated with LMI Insurance Company (LMI). The assets and liabilities of LMI were not included in the accompanying balance sheet as of December 31, 1999. The 1998 consolidated financial statements have not been restated.

  The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Certain items in the December 31, 1999 and 1998 consolidated financial statements have been reclassified to conform to the current years presentation. Such reclassifications had no impact on stockholders' equity or net income
(loss) as previously reported.


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


 Deferred Acquisition Costs

  Costs of acquiring insurance business which vary with and are primarily related to the production of such business are deferred. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred acquisition costs are amortized ratably over the period the related premiums are earned. Anticipated investment income and business line profitability are considered in the determination of the recoverability of deferred acquisition costs. Amortization of deferred acquisition costs was $89.9 million, $65.3 million and $71.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

 Investments

  Investments classified as available-for-sale are carried at fair value. Unrealized gains and losses on available-for-sale investments are reported within accumulated other comprehensive loss as a separate component of stockholders' equity, net of applicable deferred taxes. Fixed income securities may be sold to take advantage of investment opportunities generated by changing interest rates, prepayments and tax and credit considerations, as part of the Company's asset/liability strategy, or for similar factors. As a result, the Company considers all of its fixed income securities (bonds and redeemable preferred stocks) and all equity securities as available-for-sale. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion are included in net investment income.

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


 Debt Issuance Costs

  Deferred financing and related costs consist of capitalized fees associated with the issuance of $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures) and the $65 million senior revolving credit facility. These costs include underwriting, legal and accounting fees. Debt issuance costs of $5.6 million were capitalized in connection with the issuance of the Debentures and are being amortized on the straight line basis and charged to income over the remaining life of each instrument.


 Certain Risks and Uncertainties

  The preparation of these financial statements requires management to make estimates and assumptions as of the date of the financial statements that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities. Management must make estimates and assumptions that affect amounts of revenues and expenses for the reporting period, primarily for loss and loss adjustment expense incurred. Management makes estimates and assumptions in determining reinsurance and retrospective premium collectibility, deferred tax asset utilization and in determining litigation accruals. Actual results could differ from these estimates. Future events, which could impact the estimates used in these financial statements, include inflationary pressures that may tend to affect the amount of loss; judicial, legislative and regulatory decisions affecting insurers' liabilities; and fluctuations in interest rates.

                        HIGHLANDS INSURANCE GROUP, INC.

 Accounting Standards

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting For Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 addresses the accounting for and disclosure of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement, as amended by FASB Statement No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has reviewed the investment portfolio and various risk management techniques used to hedge all exposures. The Company has determined that none of the Instruments held at December 31, 2000, currently meets the definition of a derivative as defined in Statement 133 or have only nominal value; therefore, implementation of the Statement will not have any significant impact on the Company's financial statements as of January 1, 2001. The Company will continue to evaluate all current and future instruments and apply the requirements of Statement 133 as necessary.

  In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement 140). Statement 140 supersedes and replaces the guidance in FASB issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" Statement 140 provides guidance on securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, collateralized borrowing arrangements, securities lending transactions, and repurchase agreements. Disclosure requirements under this Statement become effective for financial statements for fiscal years ending after December 15, 2000. The Company has no arrangements requiring disclosure at December 31, 2000.

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

                        HIGHLANDS INSURANCE GROUP, INC.

3. Disposal of Assets

  In December 1997, the Company sold to an independent purchaser a management contract which established control over Northwestern National Casualty Mutual
(NNCM). NNCM, a Texas county mutual insurance company, which wrote non-standard personal automobile insurance business in Texas and was 100% reinsured by NNCC. In a separate transaction, all of the existing in force business of NNCM, including the outstanding unearned premium reserves and outstanding loss reserves, the renewal rights and broker agreements, were transferred to an independent purchaser. Highlands Group has provided a partial guarantee (up to $1.3 million) of the adequacy of the loss reserves. The guarantee was finalized in 2000 and Highlands recognized other income of approximately $1.3 million.

  Total proceeds to the Company from both transactions were $13.5 million. NNCC's historical cost basis for the assets being sold did not exceed $2.5 million. These transactions were part of the fair value allocation of the purchase price of American Reliance.


4. Write-off Of Subsidiary

  At December 31, 1999, the Company wrote-off its remaining investment in and deferred tax assets associated with LMI, which had been in run-off since April 1997 when it was acquired in the purchase of American Reliance. The charge, totaling $22.1 million, consists of $10.5 million for the Company's remaining investment in LMI and $11.6 million of associated deferred tax assets. In March 2000, the Court of Common Pleas in Franklin County, Ohio, entered an order appointing the Superintendent of Insurance of the State of Ohio as the Rehabilitator of LMI. As Rehabilitator, the Superintendent is by operation of law vested with control of LMI, including title to all LMI assets.

                        HIGHLANDS INSURANCE GROUP, INC.

  Following is a summary of net assets and results of operations of LMI as of December 31, 1999 (the date of disposal) and for the years ended December 31, 1999 and 1998 (in thousands):

                                                        December 31,
                                                                1999
                                                        ------------
  Fixed maturity securities, at fair value                   $18,686
  Highlands Group preferred stock                              4,641
                                                             -------
     Total investments                                        23,327
  Cash and cash equivalents                                   12,843
  Receivable from reinsurers                                  42,412
  Other assets                                                 2,247
                                                             -------
  Total Assets                                               $80,829
                                                             =======

  Loss and loss adjustment expense reserves                   60,284
  Other liabilities                                           10,093
                                                             -------
  Total liabilities                                          $70,377
                                                             =======

  Net Assets                                                 $10,452
                                                             =======

                                                                     Years ended
                                                                     December 31,
                                                           -----------------------------
                                                                 1999               1998
                                                           ----------          ---------
Total revenues                                               $ 3,396              3,882
Total expenses                                                 3,099              9,913
                                                             -------             ------
     Net income (loss) before taxes                              297             (6,031)

Income tax expense (benefit)                                   2,604             (2,531)
                                                             -------             ------
  Net loss                                                   $(2,307)            (3,500)
                                                             =======             ======

  The 1998 consolidated financial statements have not been restated to reflect the write-off of LMI. LMI stand alone financial statements were not prepared and issued in accordance with generally accepted accounting principles for 1999 or 1998. The 1998 LMI stand alone financial statements prepared in accordance with statutory accounting practices received an adverse audit opinion due to a deficiency in loss reserves with an explanatory paragraph regarding LMI's ability to continue as a going concern.

                        HIGHLANDS INSURANCE GROUP, INC.

5. Investments and Investment Income

  Net investment income for the years ended December 31, 2000, 1999 and 1998 is comprised of the following (in thousands):

                                                          2000           1999          1998
                                                       -------         ------        ------
Gross investment income:
  Fixed maturity securities                            $55,697         62,981        74,075
  Equity securities                                      2,469          1,973           517
  Cash equivalents and other investments                 5,309          3,456         4,050
                                                       -------         ------        ------
     Gross investment income                            63,475         68,410        78,642
  Investment expenses                                    1,022            726           673
                                                       -------         ------        ------
     Net investment income                             $62,453         67,684        77,969
                                                       =======         ======        ======

  The following is a summary of available-for-sale securities as of December 31, 2000 and 1999 (in thousands):

                                                                 Amortized            Gross Unrealized
                                                               -------------    ----------------------------
                                                                   Cost             Gains           Losses     Fair Value
                                                               -------------    -------------    -----------  -------------

December 31, 2000--
Fixed maturities available-for-sale:
     United States Government and government agencies               $137,800          1,252          (733)        138,319
     States, municipalities and political subdivisions                16,015            201          (275)         15,941
     Mortgage-backed securities                                      346,124          2,340        (3,444)        345,020
     Corporate securities                                            297,153          1,946       (21,926)        277,173
                                                                    --------          -----       -------         -------
                                                                     797,092          5,739       (26,378)        776,453
  Equity securities                                                   30,686          2,690        (1,285)         32,091
                                                                    --------          -----       -------         -------
                                                                    $827,778          8,429       (27,663)        808,544
                                                                    ========          =====       =======         =======
December 31, 1999--
  Fixed maturities available-for-sale:
     United States Government and government agencies               $119,510             63        (3,615)        115,958
     States, municipalities and political subdivisions                41,735          1,064        (1,460)         41,339
     Mortgage-backed securities                                      351,297            436       (15,137)        336,596
     Corporate securities                                            290,052            328       (21,795)        268,585
                                                                    --------          -----       -------         -------
                                                                     802,594          1,891       (42,007)        762,478
  Equity securities                                                   31,376            375        (5,157)         26,594
                                                                    --------          -----       -------         -------
                                                                    $833,970          2,266       (47,164)        789,072
                                                                    ========          =====       =======         =======

  The fair value of investments is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for similar investments and issues. With the exception of the securities of the United States Government and government agencies, the Company has no investment in any one individual security issuer exceeding 10 percent of total assets.

                        HIGHLANDS INSURANCE GROUP, INC.

  The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2000, by contractual maturity, are presented below (in thousands). Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Securities with multiple maturity dates are disclosed separately rather than allocated over several maturity groupings.

                                                      Amortized           Fair
                                                         Cost             Value
                                                     ------------      -----------
Available-for-sale:
  Within one year                                        $ 31,378           31,488
  After one year through five years                       149,701          149,798
  After five years through ten years                      109,168          105,025
  After ten years                                         160,721          145,122
  Mortgage-backed securities                              346,124          345,020
                                                         --------          -------
                                                         $797,092          776,453
                                                         ========          =======

The change in net unrealized gains and losses on investments available-for-sale follows (in thousands):

                                                               Years Ended December 31,
                                                     ---------------------------------------------
                                                            2000             1999            1998
                                                         -------          -------          ------
  Fixed maturity securities                              $19,477          (65,889)         (8,751)
  Equity securities                                        6,187           (5,092)            328
  Write-off of subsidiary net unrealized loss                 --              232              --
                                                         -------          -------          ------
                                                          25,664          (70,749)         (8,423)
  Deferred income taxes                                   (8,982)          24,762           2,948
                                                         -------          -------          ------
     Change in net unrealized gains and losses,
       net of tax                                        $16,682          (45,987)         (5,475)
                                                         =======          =======          ======

                        HIGHLANDS INSURANCE GROUP, INC.

 Sales of Securities

  Gross realized investment gains and losses and proceeds from the sale of investments for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                                             2000              1999             1998
                                                                          -------           -------          -------
Fixed maturities:
  Gross realized gains                                                    $ 1,096             3,967           18,975
  Gross realized losses                                                      (692)           (4,866)          (3,050)
                                                                          -------           -------          -------
                                                                          $   404              (899)          15,925
                                                                          =======           =======          =======
Equity securities:
  Gross realized gains                                                    $    --                --              387
  Gross realized losses                                                        --                --             (385)
                                                                          -------           -------          -------
                                                                          $    --                --                2
                                                                          =======           =======          =======
Other investments:
  Gross realized gains                                                    $   570               921              999
  Gross realized losses                                                        --                --              (52)
                                                                          -------           -------          -------
                                                                          $   570               921              947
                                                                          =======           =======          =======
Proceeds from sale of fixed maturity securities (calls and
 maturities excluded)                                                     $87,714           184,817          409,954
                                                                          =======           =======          =======


6. Dividends from Subsidiaries and Statutory Information

  The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 2001, the total maximum amount of dividends which can be paid without such approval is approximately $12.7 million.

  Combined net income (loss) and policyholders' surplus of the Company's combined insurance subsidiaries, as determined in accordance with statutory accounting practices, follows (in millions):

                                             2000            1999           1998
                                           ------           -----          -----
  Net income (loss)                        $(42.2)            6.5           13.4
                                           ======           =====          =====
Policyholders' surplus                     $204.0           270.8          313.5
                                           ======           =====          =====


   The above combined statutory financial information of the Company's insurance subsidiaries was prepared in accordance with accounting practices prescribed or permitted by the various insurance departments of the insurance subsidiaries' states of domicile. The statutory surplus at December 31, 2000 for Highlands Insurance Company was $127.4 million and for Northwestern National Casualty was $49.8 million. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1999, the Company's insurance subsidiaries obtained permission from certain insurance departments to write-off directly to policyholder surplus certain computer software amounts that were previously non-admitted under prescribed statutory accounting practices. There was no impact on surplus at December 31, 1999 due to this permitted accounting. The Company's insurance subsidiaries did not have any other material permitted statutory accounting practices in 2000, 1999 and 1998.

                        HIGHLANDS INSURANCE GROUP, INC.

   In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (the Codification). The implementation of the Codification and the date thereof will be ultimately dependent on an insurer's state of domicile. Implementation of the Codification is effective for the Company's insurance subsidiaries January 1, 2001.

  The NAIC adopted risk based capital (RBC) requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk for a company's mix of products and its balance sheet. The insurance subsidiaries of the Company have an RBC amount above the company action level, as defined by the NAIC at December 31, 2000. At December 31, 2000, the RBC ratio for Highlands Insurance Company was 217%. RBC for all the other subject insurance companies was in excess of 300%.

  The NAIC Insurance Regulatory Information System ("IRIS") was developed to assist state Insurance Commissioners to oversee the financial condition of insurance companies operating in their respective states. If the review confirms that the insurer's situation should be accorded the highest surveillance priority, the insurer receives a "first priority" designation. The "second priority" and "third priority" designations signify recommendations for lower levels of increased regulatory attention. The NAIC's review of each company's financial ratio results and statutory annual statements for 2000 has not been completed, however, based on the Company's review of the 2000 IRIS ratios, certain insurance subsidiaries may receive a first priority designation.


7. Federal and Foreign Income Taxes

  The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109).

  The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance as of December 31, 2000 and 1999, respectively, follow (in thousands):

                                                                       2000           1999
                                                                   --------        -------
Deferred tax assets--
  Net operating loss carryforward                                  $ 54,545         43,304
  Loss and loss adjustment expense reserves                          44,926         45,281
  Unearned premiums                                                  15,088         10,014
  Deferred credits for processing fees                                2,089          2,726
  Bad debts                                                           2,712          1,185
  Unrealized loss on investments                                      6,732         15,714
  Other                                                               8,691          5,422
                                                                   --------        -------
     Deferred tax assets before valuation allowance                 134,783        123,646
  Valuation allowance                                               (95,619)       (12,791)
                                                                   --------        -------
     Deferred tax assets after valuation allowance                   39,164        110,855
                                                                   --------        -------

Deferred tax liabilities--
  Deferred acquisition costs                                         17,368         11,745
  Accrued retrospective premiums                                      7,500          9,999
  Depreciation & amortization                                         6,468          3,218
  Other                                                               1,096          3,357
                                                                   --------        -------
     Deferred tax liabilities                                        32,432         28,319
                                                                   --------        -------
       Net deferred tax asset                                      $  6,732         82,536
                                                                   ========        =======

                        HIGHLANDS INSURANCE GROUP, INC.

  The net deferred tax asset is net of valuation allowances of $95.6 and $12.8 million as of December 31, 2000 and 1999, respectively. During 2000, the Company increased its valuation allowance to approximately $95.6 million related to its $134.8 million of deferred tax assets. Based on the results of operations, management does not currently believe that it is more likely than not that the tax benefits for which it created a valuation allowance will all be realized in the near future. The remaining net deferred tax asset of approximately $6.7 million represents the tax affect of unrealized losses on investments. By employing available tax planning strategies management believes it is more likely than not that the Company will be able to realize, in the future, the tax benefits of the unrecorded losses on the investments.

  The income tax expense (benefit) was different from the amount computed by applying the federal income tax rate to loss before income taxes for the following reasons (in thousands):

                                                                                       2000             1999            1998
                                                                                   --------           ------          ------
Loss before income taxes                                                           $(38,529)            (465)           (790)
Tax rate                                                                                 35%              35%             35%
                                                                                   --------           ------          ------
  Application of the tax rate                                                       (13,485)            (163)           (277)
Tax effect of:
  Tax-exempt income                                                                    (793)          (1,102)         (2,547)
  Write-off of subsidiary                                                                --            3,657              --
  Write-off net deferred tax assets of subsidiary                                        --           11,618              --
  Other                                                                                (803)           5,177            (490)
                                                                                   --------           ------          ------
     Income tax (benefit) expense before valuation allowance                        (15,081)          19,187          (3,314)
  Change in valuation allowance                                                     (82,828)          (6,203)           (573)
                                                                                   --------           ------          ------
     Income tax expense (benefit)                                                  $ 67,747           12,984          (3,887)
                                                                                   ========           ======          ======

  The income tax expense (benefit) consisted of the following (in thousands):

                                                                                       2000            1999           1998
                                                                                    -------          ------         ------
Current expense (benefit)                                                           $   790             325           (444)
Deferred expense (benefit)                                                           66,957          12,659         (3,443)
                                                                                    -------          ------         ------
  Income tax expense (benefit)                                                      $67,747          12,984         (3,887)
                                                                                    =======          ======         ======

8. Debt and Preferred Stock Outstanding

  On April 30, 1997, the Company entered into a $65 million Credit Agreement, with a consortium of banks. The Credit Agreement, which contains customary terms and restrictions, including a security interest in the Company's principal insurance subsidiaries, currently provides for an interest rate of LIBOR plus 150 to 225 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. During 2000, the Company repaid $10.0 million of the loan. This payment permanently reduced the senior revolving credit facility from $59.0 million to $49.0 million. The average interest rate for the year ended December 31, 2000 was 8.8%. Effective
December 31, 1999, the Company and its lenders amended the Credit Agreement to revise certain financial covenants and to provide for the payment of $10.0 million in principal during 2000. Effective December 31, 2000, the Company and its lenders further amended the Credit Agreement to again revise those covenants (see note 19). The Company is in compliance with the revised covenants in the Credit Agreement.

                        HIGHLANDS INSURANCE GROUP, INC.

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

  The carrying values of the Debentures, Series A Warrants and Series B Warrants at the Distribution date were determined by allocating the $62.85 million purchase price based upon the estimated relative fair value of such securities. The estimated fair value of the Series A Warrants and Series B Warrants amounting to $8.2 million was recorded in paid-in capital, net of $.8 million of Debentures' acquisition costs. The debt discount related to the value allocated to the Series A Warrants and Series B Warrants is being amortized over the ten-year life of the Debentures and amounted to $.8 million for the year ended December 31, 2000.

   The Debentures are convertible, at the option of the holders, into Common Stock of Highlands Group. If all of the Debentures are converted into Highlands Group Common Stock at the conversion price of $16.16 per share, the holders would receive approximately 3.9 million shares of Highlands Group Common Stock and have an ownership interest in Highlands Group of approximately 23%. Interest on the Debentures is payable semi-annually in cash at 10% per annum, except that for 2001, interest is payable in kind in the form of new 12.5% convertible subordinated debentures ("New Debentures"). See note 19 regarding subsequent event to provide for payment of interest in 2001 by issuance of New Debentures. The New Debentures have the same terms and conditions as the Debentures except that the interest rate on the New Debentures is 12.5% per annum and their conversion price is $6 per share. Highlands Group can redeem the Debentures at any time after December 31, 2002. Total interest expense incurred and paid on the Debentures was $6.0 million in 2000, 1999 and 1998. The total amortization of debt discount and acquisition costs incurred related to the Debentures was approximately $1.3 million in 2000, 1999 and 1998.

  The detachable Series A Warrants enable the holders to purchase Highlands Group Common Stock at an exercise price of $9.77 per share, equal to an additional ownership interest in Highlands Group of approximately 19% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A Warrants. If all of the Series A Warrants were exercised, the holders would receive approximately 4.0 million shares of Common Stock of Highlands Group. The exercise price of Highlands Group Common Stock into which the Series A Warrants are exercisable is subject to adjustment related to adverse loss reserve and uncollectible reinsurance development. Such adjustment increased the exercise price by $0.94 per share in 1999 and reduced the exercise price by $2.04 per share in 1998. The adjustment of 2000, if any, has not yet been determined. The detachable Series A Warrants expire on December 31, 2005.

  The detachable Series B Warrants enable the holders to purchase Highlands Group Common Stock at an exercise price of $9.77 per share, equal to an additional ownership interest of 5% after giving effect to the assumed conversion of the Debentures and the exercise of the Series A and B Warrants. The Series B Warrants become exercisable by the holders in the event that the average closing market price of Highlands Group Common Stock exceeds 1.61 times the exercise price for any 30 consecutive trading days between January 1, 1999 and December 31, 2000. Because this test was not satisfied, the Series B
Warrants are not exercisable.   The Series B Warrants exercise price is subject
to the same adjustment as the Series A Warrants. The detachable Series B Warrants expire on December 31, 2005.

                        HIGHLANDS INSURANCE GROUP, INC.

  The Purchase Agreement further provides for a bonus to be paid to each Management Investor on the fifth anniversary of the Purchase Agreement if the average closing price of the Company Common Stock is equal to or greater than prices expressed as a percentage of the exercise price of the Series A Warrants (as adjusted from time to time) and specified in the Purchase Agreement (the "Bonus Trigger Stock Price"). The amount of the bonus is stated as a percentage of a maximum bonus amount separately determined for each Management Investor and equal to the aggregate principal amount of each Management Investor's Note. If the Bonus Trigger Stock Price is at least 1.40 times but less than 1.50 times the Series A Warrant exercise price, the bonus is 25% of the maximum bonus amount, 50% if the Bonus Trigger Stock Price is at least 1.50 but less than 1.61 times the Series A Warrant exercise price and 100% if the Bonus Trigger Stock Price is 1.61 times the Series A Warrant exercise price or higher. The minimum Bonus Trigger Stock Price was not achieved and, therefore, no bonus is payable to the Management Investors.

  If the Debentures are converted into Common Stock of Highlands Group and the Series A Warrants are utilized by the holders to purchase Common Stock of Highlands Group, the holders will have an ownership interest in Highlands Group of approximately 41.6%.

  In 1997, the Company authorized the designation of a series of Preferred Stock (the "Series One Preferred Stock") for use in transactions related to the acquisition of American Reliance. The Company is authorized to issue up to 50,000 shares of non-voting shares of the Series One Preferred Stock. At the time of the stock issuance 100% of the outstanding shares were held by the subsidiaries of Highlands Group and eliminated in consolidation. At December 31, 2000, there were 15,940.82 shares issued and outstanding of which 4,930.28 shares were held by LMI. As a result of the Company's write-off of LMI the shares held by LMI are reflected as outstanding in consolidated balance sheets of the Company as of December 31, 2000 and 1999. The Series One Preferred Stock have cumulative dividends payable quarterly at 6% and can be in the form of cash or paid-in-kind ("PIK") dividends with PIK dividends being elected to date. The Series One Preferred Stock is mandatorily redeemable on January 1, 2004. The liquidation preference amount is $1,000 per share plus cumulative unpaid dividends.

                        HIGHLANDS INSURANCE GROUP, INC.

9. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                          2000              1999            1998
                                                                                     ---------          --------          ------
NUMERATOR:
  Net income (loss) attributable to common stockholders, as reported and for
     basic earnings (loss) per share                                                 $(106,565)          (13,449)          3,097
  Effect of dilutive securities--after tax debt expense applicable to
   convertible subordinated debentures                                                      --                --              --
                                                                                     ---------          --------          ------
  Numerator for diluted earnings (loss) per common share--income available
     to common stockholders after assumed conversions                                $(106,565)          (13,449)          3,097
                                                                                     =========          ========          ======
DENOMINATOR:
  Denominator for basic earnings (loss) per share--weighted average shares              13,221            12,956          13,095
  Effect of dilutive securities:
     Common stock warrants and outstanding stock options (based on
       treasury stock method)                                                               --                --           2,716
     Convertible subordinated debentures                                                    --                --              --
                                                                                     ---------          --------          ------
  Denominator for diluted earnings per share--adjusted weighted average
     shares and assumed conversions                                                  $  13,221            12,956          15,811
                                                                                     =========          ========          ======

  Basic earnings (loss) per share                                                    $   (8.06)            (1.04)            .24
  Diluted earnings (loss) per share                                                  $   (8.06)            (1.04)            .20

  The Debentures, which are convertible into approximately 3.9 million shares, were outstanding during 2000, 1999 and 1998, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. Common stock warrants attached to the Debentures for approximately 5 million shares for 2000, 1999 and 1998, respectively, were not included in earnings per share calculations as they were antidilutive.

  Stock options for 1,143,282 and 978,309 shares for 2000 and 1999, respectively, were not included in earnings per share calculations as they were antidilutive.

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

                        HIGHLANDS INSURANCE GROUP, INC.

  Based upon its evaluations of reinsurers, the Company has established an allowance for uncollectible reinsurance ($7.4 million and $2.2 million as of December 31, 2000 and 1999, respectively) or does not record certain contracts as ceded business but retains these amounts ($25.1 million and $25.6 million as of December 31, 2000 and 1999, respectively) as loss reserves for uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring accurate information for certain reinsurers, including Lloyds' syndicates and members, the Company believes that no meaningful range of uncollectible reinsurance can be established beyond recorded reserves. With respect to certain carriers and reinsurers that are not authorized reinsurers as determined by the appropriate Department of Insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances IBNR. As of December 31, 2000, such collateral totaled approximately $22.8 million.

  The Company's six largest recoverables as of December 31, 2000, were approximately $141.1 million with Underwriters at Lloyds of London/Equitas, $84.1 million with American Reinsurance Company, $55.8 million with General Reinsurance Company, $48.1 million with New England Reinsurance Corporation, $24.9 million with Ace Property and Casualty Insurance Company and $21.4 million with Employers Reinsurance Company, American Reinsurance Company and General Reinsurance Company are rated by A. M. Best A+ and A++ rating, respectively.

  There are instances where the Company and one or more of its reinsurers disagree on the terms or extent of reinsurance coverage with respect to particular losses. In these situations, the Company attempts to negotiate an acceptable settlement of the disagreement or, failing to reach such a settlement, takes the matter to arbitration. The largest such disagreement, in the amount of $20 million of reinsurance recoverable (net of a valuation allowance), concerns reinsurance on California construction defect claims.

                        HIGHLANDS INSURANCE GROUP, INC.

  The effects of assumed and ceded reinsurance on net premiums and losses follows (in thousands):

                                                       Direct        Assumed        Ceded          Net
                                                    -------------  -----------  -------------  -----------
Year ended December 31, 2000--
  Written premiums                                       $495,103       22,015        56,125       460,993
  Earned premiums                                        $427,268       12,194        50,957       388,505
  Loss and loss adjustment expense incurred              $401,574       20,601        76,038       346,137
                                                         ========       ======       =======       =======

Year ended December 31, 1999--
  Written premiums                                       $355,313        8,816        30,524       333,605
  Earned premiums                                        $345,885        9,181        29,761       325,305
  Loss and loss adjustment expense incurred              $257,024       21,973        40,057       238,940
                                                         ========       ======       =======       =======

Year ended December 31, 1998--
  Written premiums                                       $370,210        7,874         3,268       374,816
  Earned premiums                                        $406,028        8,464        25,679       388,813
  Loss and loss adjustment expense incurred              $321,033       27,573        20,206       328,400
                                                         ========       ======       =======       =======

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

  Reserving for asbestos, environmental-related and certain other long-term exposure claims is subject to significant additional uncertainties that are not generally present for other types of claims. Developed case law and adequate claim history do not exist for such claims. The Company and the insurance industry generally dispute coverage for certain environmental, pollution and asbestos liabilities of their policyholders. These claims differ from almost all others in that it is not often clear that an insurable event has occurred and which, if any, multiple policy years and insurers will be liable. These uncertainties prevent identification of applicable policy and policy limits until after a claim is reported and substantial time is spent (many years in some cases) resolving contract issues and determining facts necessary to evaluate the claim. If the courts continue in the future to expand the intent of the policies and the scope of the coverage as they have in the past, additional liabilities could emerge for amounts in excess of the current reserves held.

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

                        HIGHLANDS INSURANCE GROUP, INC.

  As a result of an analysis made during the fourth quarter of 2000, it was determined that there had been adverse development in the commercial multi-peril and the workers' compensation lines. Following the results of this analysis, reserves were increased at the end of 2000 to cover those lines as well as increases and decreases in other lines.

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

                                                                     2000             1999              1998
                                                           --------------        ---------         ---------
Balance at January 1                                           $1,353,524        1,603,548         1,605,374
  Less--Reinsurance recoverables                                  614,208          732,567           692,668
                                                               ----------        ---------         ---------
Net balance at January 1                                          739,316          870,981           912,706
                                                               ----------        ---------         ---------
Incurred related to--
  Current year                                                    321,187          247,027           256,528
  Commutation of Aggregate Excess of Loss
     Reinsurance Agreement                                             --               --            50,000
  Prior year-
     Asbestos and environmental                                     7,762            1,795            19,119
     All other                                                     17,194           (9,882)            2,753
                                                               ----------        ---------         ---------
  Total prior year                                                 24,956           (8,087)           21,872
                                                               ----------        ---------         ---------
     Total incurred                                               346,137          238,940           328,400
                                                               ----------        ---------         ---------
Paid related to--
  Current year                                                    136,565          101,294            90,635
  Prior year
     Asbestos and environmental                                    11,041           15,038             9,712
     All other                                                    171,997          230,240           269,778
                                                               ----------        ---------         ---------
  Total prior year                                                183,038          245,278           279,490
                                                               ----------        ---------         ---------
     Total paid                                                   319,603          346,572           370,125
                                                               ----------        ---------         ---------
Elimination of reserves of written-off subsidiary                      --           24,033                --
                                                               ----------        ---------         ---------
Net balance at December 31                                        765,850          739,316           870,981
     Add--Reinsurance recoverables                                626,647          614,208           732,567
                                                               ----------        ---------         ---------
Balance at December 31                                         $1,392,497        1,353,524         1,603,548
                                                               ==========        =========         =========

[Update]

The following table summarizes the Company's net reserves for asbestos and environmental reserves as of December 31 (in thousands):

                                        2000    1999
                                       ------  ------
       Asbestos                       $ 72,286     74,604
       Environmental                    41,145     42,106
                                       -------    -------
                                      $113,431    116,710
                                       =======    =======


12. Employee Benefits

  The Company has a retirement and savings plan (defined contribution plan) for which all employees are eligible to participate. The Company's contributions are restricted to amounts authorized annually by the board of directors. Employees, at their option, may contribute a portion of their eligible earnings to the plan. Retirement benefits are based on the balance in each employee's account, including the amount vested in employer contributions. The plan may be canceled at any time at the option of the Company. The Company's net contributions to the plan for 2000, 1999 and 1998 were approximately $1.9 million, $1.2 million, and $1.1 million, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

13. Stock Compensation Plans

  At December 31, 2000, the Company had two types of stock-based compensation plans, a stock option plan and a restricted stock plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost is being recognized for the grant of options to acquire Company Common Stock prior to a market price (January 23, 1996) for Company Common Stock. The compensation cost that has been charged against income for its stock-based plans was $(93,500), $321,000 and $472,000 for 2000, 1999 and 1998, respectively. However, no compensation cost has been recognized for shares issued with an exercise price equal to the market value at date of grant. Had all compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                                                 2000             1999          1998
                                                                            ---------          -------         -----
  Net income (loss) attributable to common
  stockholders                                           As reported        $(106,565)         (13,449)        3,097
                                                         Pro forma          $(107,589)         (13,974)        1,915
  Basic earnings (loss) per share                        As reported        $   (8.06)           (1.04)          .24
                                                         Pro forma          $   (8.14)           (1.08)          .15
  Diluted earnings (loss) per share                      As reported        $   (8.06)           (1.04)          .20
                                                         Pro forma          $   (8.14)           (1.08)          .12


  During 1999, the Company gave its employees the opportunity to exchange stock options and restricted stock for new stock options and restricted stock with a current market price ($13.25 per share on March 12, 1999). Employees taking advantage of this opportunity forfeited all vesting to date and 25% of their shares subject to option. The newly issued stock options fully vest after three years with the opportunity for accelerated vesting if certain performance measures are met. The vesting of the restricted stock is based on performance measures, but in any event vest at the end of three years.

  Stock Option Plan

  Pursuant to the Company's 1995 Stock Option Plan, Highlands Group may grant either incentive stock options (ISO) or non-qualified stock options (NQSO). The exercise price for each share subject to an option will be an amount that the Compensation Committee of the Board of Directors determines, in its good faith judgment. In the case of ISOs, however, the exercise price per share may not be less than the amount the Committee determines, in its good faith judgment, to be not less than 100% of the fair value of the Company's Common Stock on the date the option is granted. Options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that were reserved for issuance under all option plans was 1,350,000 at December 31, 2000.

                        HIGHLANDS INSURANCE GROUP, INC.

  A summary of the status of the Company's stock option plans at December 31, 2000 and changes during the three years then ended is presented below:

                                                   2000                        1999                       1998
                                          ----------------------      ----------------------      ----------------------
                                                       Weighted-                   Weighted-                  Weighted-
                                                        Average                     Average                    Average
                                            Shares      Exercise        Shares      Exercise        Shares     Exercise
Fixed Options                                (000)       Price           (000)       Price           (000)      Price
-------------------------------------     ---------    ---------        --------   ---------       --------   --------
Outstanding at beginning of year            978,309         $14.48      841,920         $18.35      751,983       $17.22
Granted                                     302,075         $ 8.42      448,201         $11.91      233,150       $23.78
Exercised                                        --   $       --             --   $       --         (8,375)      $17.31
Forfeited                                  (137,102)        $15.14     (311,812)        $21.31     (134,838)      $21.47
                                          ---------         ------     --------         ------     --------       ------
Outstanding at end of year                1,143,282         $12.76      978,309         $14.48      841,920       $18.35
                                          =========                    ========                    ========
Options exercisable at year-end             544,303                     389,679                     299,757
                                          =========                    ========                    ========

  The following table summarizes information about stock options outstanding at December 31, 2000:


                                               Options Outstanding                Options Exercisable
                                     ---------------------------------------  ---------------------------
                                                      Weighted
                                                       Average     Weighted                    Weighted
                                        Number       Remaining     Average       Number        Average
                                      Outstanding   Contractual    Exercise    Exercisable     Exercise
Range Of Exercise Prices              At 12/31/00       Life        Price      At 12/31/00      Price
-----------------------------------  -------------  ------------  ----------  -------------  ------------
$8.13-9.31                                 289,275          9.41      $ 8.37             --  $       --
$9.44-13.25                                380,225          8.32      $11.64         92,788        $11.02
$14.69-14.69                               378,333          5.01      $14.69        378,333        $14.69
$14.88-28.38                                95,449          6.92      $22.87         73,182        $22.50
                                         ---------                                  -------
$8.13-28.38                              1,143,282          7.38      $12.76        544,303        $15.11
                                         =========                                  =======

  The fair value of stock options granted during the years ended December 31, 2000, 1999 and 1998 was $1.5 million, $3.4 million and $3.1 million, respectively. The weighted average estimated per share fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $5.00, $7.61 and $13.25, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 2000, 1999 and 1998, respectively: dividend yields of -0- percent, expected volatilities of 45 percent, 46 percent and 48 percent, risk-free interest rates of 5.2 percent, 6.5 percent and 5.9 percent, and expected terms of 6.5 years.

                        HIGHLANDS INSURANCE GROUP, INC.

  Employee Stock Purchase Plan

  In May 1998, the Company adopted a tax-qualified employee stock purchase plan (the Purchase Plan). An aggregate of 300,000 shares of the Common Stock has been reserved for issuance under the Purchase Plan. All employees of the Company with at least three months of service can purchase Common Stock on the annual offering date at a price equal to 85% of its fair market value at the time of purchase. Employees can authorize payroll deductions in order to accumulate funds for any offering during the year prior to any offering. At December 31, 2000, 35,573 shares were issued under the Purchase Plan.

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

  As of December 31, 2000, the number of shares of stock reserved under the Restricted Stock Plan was 350,000. The Company granted 276,158 and 10,695 shares of Restricted Stock at weighted average fair values of $11.21 and $18.20 per share during 1999 and 1998, respectively. The Company did not grant any shares of Restricted Stock in 2000. Restricted Stock is considered issued and outstanding when awarded. As of December 31, 2000, 38,682 restricted shares have been forfeited to the Company and 276,824 shares are outstanding under the plan. The fair market value of Restricted Stock on the date of issuance has been recorded as a deferred expense and included as a component of stockholders' equity. No amortization of the deferred expense was recorded in 2000, 1999 or 1998. The deferred expense will be amortized over the remaining vesting period once certain closing prices of the Company's Common Stock are achieved.


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

                        HIGHLANDS INSURANCE GROUP, INC.

  The carrying values and estimated fair values of financial instruments at December 31, 2000 and 1999, were as follows (in thousands):

                                                         2000                      1999
                                              -------------------------  ------------------------
                                                Carrying       Fair        Carrying       Fair
                                              ------------  -----------  ------------  ----------
Assets:
  Fixed maturity securities                       $776,453      776,453      $762,478     762,478
  Equity securities                               $ 32,091       32,091      $ 26,594      26,594
  Other investments                               $  1,952        1,952      $  3,100       3,100
  Cash and cash equivalents                       $109,763      109,763      $ 78,283      78,283
  Premium installment receivables                 $  3,525        3,525      $  1,388       1,388
  Accrued investment income                       $ 11,084       11,084      $ 11,396      11,396
Liabilities:
  Convertible subordinated debentures             $ 58,626       60,000      $ 57,816      60,000
  Senior bank debt                                $ 49,004       49,004      $ 59,004      59,004

  Fair values for fixed maturity securities are based on quoted market prices, where available. If quoted market prices were not available, fair values were determined by dealers specializing in those securities. Equity securities are valued based on quoted market prices. Cash and cash equivalents, premium installment receivables, accrued investment income and other investments are valued at their carrying value as they are highly liquid financial assets with maturities of less than one year. The fair value for Debentures, for which there is no market, was estimated using the principal (face) amount of the Debentures. The senior bank debt is floating rate and considered to approximate fair value.


16. Contingent Liabilities

 Legal Action

  The Company is a party to various claims and legal actions arising in the ordinary course of its insurance business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

  From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root, a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-1990's, over 20,000 third party asbestos claims have been made against Halliburton. Through December 31, 2000, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

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

                        HIGHLANDS INSURANCE GROUP, INC.

rated and high-deductible policies; and (iv) a declaration estopping Brown & Root from invoking insurance under the fixed premium policies.

  On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action. Oral argument on Halliburton's motions to dismiss and the Company's motion for judgment on the pleadings in the Delaware Action was held on November 30, 2000. On March 21, 2001, the Chancery Court in the Delaware Action issued its decision in favor of the Company, finding that the fixed premium policies had been terminated pursuant to the Investment Agreement. An order was issued to that effect on April 3, 2001. Halliburton has stated that it intends to appeal the order to the Delaware Supreme Court.

  On April 24, 2000, Halliburton filed an action in the District Court of Harris County, Texas ("Texas Action") seeking (i) a declaratory judgment that the Company is liable for costs and expenses under the fixed premium policies; (ii) a declaratory judgment that Halliburton has the right to select the policy under which such coverage is to be paid; and (iii) damages. The Company filed its answer in the Texas Action on July 26, 2000 denying the allegations in Halliburton's complaint. On July 27, 2000, Halliburton filed an amended petition in the Texas Action adding Brown & Root as plaintiff. On November 6, 2000, Halliburton filed a second amended petition in the Texas Action adding Highlands Group as a defendant. Proceedings in the Texas Action have largely been held in abeyance by the parties pending the resolution of the Delaware Action, although there is no assurance that Halliburton will not attempt to activate the Texas Action in the future.

  If the Company is not ultimately successful in the litigation described above, it could have a material adverse impact on the Company. The Company believes, however, that the positions it has taken in the Delaware Action and Texas Action are meritorious, and that, ultimately, the Company will not be responsible for a material amount, if any, of Halliburton's asbestos liability.


 Leases

  At December 31, 2000, the Company was obligated under noncancelable operating leases, expiring on various dates through 2004, principally for office space and computer software. Future aggregate minimum rentals on noncancelable operating leases are as follows: $2.4 million in 2001, $1.7 million in 2002, $1.5 million in 2003, $1.5 million in 2004 and $.1 million thereafter.

  The Company's gross rental expense was approximately $4.0 million, $3.1 million, and $4.3 million for 2000, 1999 and 1998, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

17. Business Concentration and Foreign Operations

  In the normal course of business, the Company has underwritten risks of its former parent, Halliburton, and various subsidiaries and affiliates of Halliburton. However, the agreement between Halliburton and the Company under which the Company underwrote Halliburton business expired in January 2000. During 2000, 1999 and 1998, net premiums earned from Halliburton aggregated approximately $8.4 million, $22.9 million, and $53.9 million, respectively.

  A portion of this business is retrospectively rated, meaning that ultimate premiums will approximate ultimate losses plus certain expenses. Future premiums due from Halliburton under these retrospective arrangements approximate $114.4 million and $108.6 million at December 31, 2000 and 1999, respectively.

  The Company's United Kingdom operations as a percentage of the Company's consolidated revenues, loss before income taxes and identifiable assets as of and for the years ended December 31, 2000, 1999 and 1998 are not significant.

                        HIGHLANDS INSURANCE GROUP, INC.

18. Quarterly Financial Data (Unaudited)

  The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2000 and 1999 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown. The financial information for the quarter ended December 31, 2000 reflects the reserve strengthening at the end of 2000 (see note 11) and the increase in the valuation allowance for net deferred tax assets (see note 7).

Quarter Ended                                March 31      June 30      Sept 30       Dec 31
-------------                              -------------  ----------  ------------  -----------
                                              (Dollars in thousands, except per share data)
2000
  Net premiums earned                            $81,398      90,510      102,912      113,685
  Total revenues                                 $97,599     106,350      118,419      129,564
  Total expenses                                 $95,078     101,778      114,445      179,160
  Net income (loss) attributable to
     common stockholders                         $ 1,966       3,566        2,994     (115,091)
  Earnings (loss) per common share:
     Basic                                       $   .15         .27          .23        (8.70)
     Diluted                                     $   .15         .27          .23        (8.70)

1999
  Net premiums earned                            $81,705      78,158       78,091       87,351
  Total revenues                                 $99,964      96,634       95,942      100,471
  Total expenses                                 $96,377      93,034      101,333      102,732
  Net income (loss)                              $ 2,752       2,799       (3,323)     (15,677)
  Earnings (loss) per common share:
     Basic                                       $   .22         .22         (.25)       (1.19)
     Diluted                                     $   .20         .20         (.25)       (1.19)

19. Subsequent Events

  On April 13 2001, the Company and the lenders of the Senior Bank Debt (see note 8) amended the Credit Agreement, effective as of December 31, 2000, to revise the financial covenant requirements under the Credit Agreement for December 31, 2000 and 2001 as well as for the quarterly periods of 2001. The Company is in compliance with the new financial covenant requirements as calculated for December 31, 2000. The lenders furthermore waived the events of default resulting from the Company's failure to provide certain financial statements and other reports within the time-frame specified in the Credit Agreement for the period ended December 31, 2000.

  Among other financial covenant requirements, the Credit Agreement, as amended, requires the Company to maintain a leverage ratio (as defined) of no less than 0.4:1 at December 31, 2000, no less than 0.45:1 at December 31, 2001, and no less than 0.31:1 beginning in 2002. The interest coverage ratio (as defined) may be no less than 2.5:1 for the period ending December 31, 2000, no less than 2.0:1 at December 31, 2001, and no less than 2.5:1 thereafter. Minimum statutory capital and surplus of Highlands must be greater than $125,000,000 at December 31, 2000 and 2001, after which it must be $185,000,000. Minimum statutory capital and surplus for American Reliance's insurance subsidiaries must be no less than $65,000,000 at December 31, 2000 and $70,000,000 at December 31, 2001,
after which it must be $100,000,000. Most of these finanical covenant requirements also have certain measurement thresholds on a quarterly basis.

  The Company and the holders of the Debentures also entered into an agreement dated April 13, 2001, whereby the interest payments due on the Debentures in June 2001 and December 2001 will be paid by the Company by issuing New Debentures with interest at 12.5% accruing from the date of issuance and payable semi-annually in cash beginning May 1, 2002. The New Debentures are due in 2005 and are convertible into Company Common Stock with a conversion price of $6.00 per share.

                        HIGHLANDS INSURANCE GROUP, INC.

                                   SCHEDULE I

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 2000
                                 (in thousands)

                                                                                           Amount at
                                                                                        ---------------
                                                                                          which Shown
                                                                                        ---------------
                                                              Amortized                      in the
                                                             ------------               ---------------
Type of Investment                                               Cost       Fair Value    Balance Sheet
------------------                                           ------------  ------------ ---------------
At December 31, 2000
Fixed maturity securities available-for-sale:
     United States Government and government agencies            $137,800       138,319       138,319
     States, municipalities and political subdivisions             16,015        15,941        15,941
     Mortgage-backed securities                                   346,124       345,020       345,020
     Corporate securities                                         297,153       277,173       277,173
                                                                 --------       -------       -------
                                                                  797,092       776,453       776,453
  Equity securities                                                30,686        32,091        32,091
                                                                 --------       -------       -------
     Total securities available-for-sale                          827,778       808,544       808,544
                                                                 --------       -------       -------
  Other investments                                                 1,952         1,952         1,952
                                                                 --------       -------       -------
    Total investments                                            $829,730       810,496       810,496
                                                                 ========       =======       =======




                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                                    December 31,
                                                                                            -----------------------------
                                         ASSETS                                                 2000              1999
                                         ------                                             ------------        --------
Investments in subsidiaries                                                                 $    275,318         350,085
Cash and cash equivalents                                                                          7,103          12,731
Accrued investment income                                                                            --               60
Net deferred tax asset                                                                             6,732          29,318
Taxes receivable from subsidiaries                                                                   --            3,022
Deferred debt expense                                                                              2,490           3,475
Other assets                                                                                       3,634           3,045
                                                                                            ------------        --------
     Total assets                                                                           $    295,277         401,736
                                                                                            ============        ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Senior bank debt                                                                            $     49,004          59,004
Convertible subordinated debentures                                                               58,626          57,816
Taxes payable to subsidiaries                                                                      2,526             --
Payable to subsidiaries                                                                            1,002              94
Accounts payable and accrued liabilities                                                           4,640          15,780
                                                                                             -----------        --------
     Total liabilities                                                                           115,798         132,694
                                                                                             -----------        --------

Mandatorily redeemable preferred stock                                                             4,930           4,641
                                                                                             -----------        --------

Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized; 13,225,411 shares
     issued and outstanding in 2000, 13,217,903 shares issues and outstanding in 1999                140             140
  Additional paid-in capital                                                                     231,566         231,515
  Accumulated other comprehensive income                                                         (12,572)        (29,184)
  Treasury stock, at cost (739,400 shares in 2000 and in 1999, including 445,900 shares
     held by subsidiaries in 2000 and 1999)                                                       (9,459)         (9,459)
  Deferred compensation on restricted stock                                                       (3,097)         (3,147)
  Retained earnings                                                                              (32,029)         74,536
                                                                                            ------------        --------
     Total stockholders' equity                                                                  174,549         264,401
                                                                                            ------------        --------
     Total liabilities, mandatorialy redeemable preferred securities and stockholders'
       equity                                                                               $    295,277        $401,736
                                                                                            ============        ========




                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                  (in thousands, except per common share data)

                                                                 For the Years ended December 31,
                                                              ---------------------------------------
                                                                 2000           1999          1998
                                                              ----------      --------       -------
Revenues:
  Net investment income                                       $      254           594           595
  Net realized investment gains                                       --            28            --
                                                              ----------      --------       -------
     Total revenues                                                  254           622           595
                                                              ----------      --------       -------

Equity in net income (loss) of subsidiaries                      (81,714)       (4,257)       11,890
                                                              ----------      --------       -------

Expenses:
  Interest expense                                                11,233        11,952        12,291
  Debt amortization                                                1,511         1,297         1,286
  Other expenses                                                  (1,617)        1,151         3,041
                                                              ----------      --------       -------
     Total expenses                                               11,127        14,400        16,618
                                                              ----------      --------       -------
  Loss before income tax benefit                                 (92,587)      (18,035)       (4,133)
  Income tax expense (benefit)                                    13,689        (4,586)       (7,230)
                                                              ----------      --------       -------
     Net income (loss)                                        $ (106,276)      (13,449)        3,097
Dividends paid on manditorily redeemable preferred stock             289            --            --
                                                              ----------      --------       -------
Net income (loss) attributable to common stockholders         $ (106,565)      (13,449)        3,097
                                                              ==========      ========       =======
Earnings (loss) per common share:
  Basic                                                       $    (8.06)        (1.04)          .24
  Diluted                                                     $    (8.06)        (1.04)          .20
Weighted average number of common shares outstanding:
  Basic                                                           13,221        12,956        13,095
  Diluted                                                         13,221        12,956        15,811




                 See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      For The Years Ended December 31,
                                                                                  ----------------------------------------
                                                                                         2000         1999           1998
                                                                                  -----------      -------        -------
Cash flow from operating activities:
  Net income (loss)                                                               $  (106,276)     (13,449)         3,097
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Equity in net (income) loss of subsidiaries                                       81,714        4,257        (11,890)
     Deferred tax expense (benefit)                                                    13,604       (1,747)        (5,765)
     Debt amortization                                                                  1,308        1,297          1,286
     Dividends received from subsidiaries                                              18,700       17,000         17,500
     Decrease in taxes receivable from subsidiaries                                     5,548          517            284
     Changes in other operating assets and liabilities                                (10,287)       1,541          2,031
                                                                                  -----------      -------        -------
       Total adjustments                                                              110,587       22,865          3,446
                                                                                  -----------      -------        -------
     Net cash provided by operating activities                                          4,311        9,416          6,543
                                                                                 ------------      -------        -------

Cash flows from financing activities:
  Payment for debt issuance expense                                                        --         (147)          (675)
  Repayment of senior bank debt                                                       (10,000)      (5,996)            --
  Issuance of Common Stock                                                                 61        5,474            831
  Acquisition of treasury stock                                                            --         (191)        (3,809)
                                                                                  -----------      -------        -------
     Net cash used in financing activities                                             (9,939)        (860)        (3,653)
                                                                                  -----------      -------        -------
Net increase (decrease) in cash and cash equivalents                                   (5,628)       8,556          2,890
Cash and cash equivalents at beginning of year                                         12,731        4,175          1,285
                                                                                  -----------      -------        -------
Cash and cash equivalents at end of year                                          $     7,103       12,731          4,175
                                                                                  ===========      =======        =======

Supplemental disclosure of cash flow information:
     Interest paid                                                                $    10,700       10,163         10,603
                                                                                  ===========      =======        =======

Noncash financing activities:
  Parent company stock acquired by subsidiaries and held in treasury              $        --           --          5,268
                                                                                  ===========      =======        =======

                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                                            As of December 31,
                                                              --------------------------------------------
                                                                 Deferred         Losses,
                                                                  Policy        Claims And
                                                                Acquisition        Loss          Unearned
Property/casualty Operations                                       Costs     Expenses/Reserves   Premiums
----------------------------                                    -----------  -----------------  ----------
2000                                                                $49,622      1,392,497       224,120
                                                                    =======      =========       =======
1999                                                                $33,556      1,353,524       146,832
                                                                    =======      =========       =======
1998                                                                $31,537      1,603,548       137,353
                                                                    =======      =========       =======


                                                   For the Years Ended December 31,
                            -----------------------------------------------------------------------------
                                                                    Amortization
                                                         Loss And   of Deferred
                                               Net         Loss        Policy        Other        Net
                                Premium     Investment  Adjustment  Acquisition    Operating    Premiums
Property/casualty Operations    Revenue       Income     Expense       Costs       Expenses     Written
----------------------------  ------------  ----------  ----------  ------------  -----------  ----------
2000                              $388,505      62,453     346,137        89,962      118,404     460,993
                                  ========      ======     =======        ======      =======     =======

1999                              $325,305      67,684     238,940        65,308      132,140     333,605
                                  ========      ======     =======        ======      =======     =======

1998                              $388,813      77,969     328,400        71,538      141,012     374,816
                                  ========      ======     =======        ======      =======     =======




                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                            SCHEDULE IV--REINSURANCE
                                 (in thousands)


                                                                                              Percent
                                                                    Assumed                      Of
                                                     Ceded to        From                      Amount
                                        Direct         Other         Other         Net        Assumed
                                        Amount       Companies     Companies     Amount        to Net
                                     ------------  -------------  -----------  -----------  ------------
Premiums Earned:

Year ended December 31, 2000
  Property-liability insurance           $427,268       (50,957)       12,194      388,505          3.1%
                                     ============  ============   ===========  ===========  ===========

Year ended December 31, 1999
  Property-liability insurance           $345,885       (29,761)        9,181      325,305          2.8%
                                     ============  ============   ===========  ===========  ===========

Year ended December 31, 1998
  Property-liability insurance           $406,028       (25,679)        8,464      388,813          2.2%
                                     ============  ============   ===========  ===========  ===========







                 See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                       Additions
                                                             ---------------------------
                                                  Balance at    Charges to                               Balance
                                                  Beginning      Cost And       Other                     At End
                                                  of Period      Expenses     Additions   Deductions    Of Period
                                                 ------------  ------------  -----------  -----------  ------------
Year ended December 31, 2000
  Allowance for uncollectible reinsurance(1)     $      2,157         5,220           --           --         7,377
                                                 ============  ============  ===========  ===========  ============
  Allowance for bad debts                               6,680            --           --        1,367         5,313
                                                 ------------  ------------  -----------  -----------  ------------
  Deferred tax asset valuation allowance         $     12,791        82,828           --           --        95,619
                                                 ============  ============  ===========  ===========  ============

Year ended December 31, 1999
  Allowance for uncollectible reinsurance(1)     $      1,702            --          455           --         2,157
                                                 ============  ============  ===========  ===========  ============
  Allowance for bad debts(2)                            9,128            --           --        2,448         6,680
                                                 ------------  ------------  -----------  -----------  ------------
  Deferred tax asset valuation allowance(3)      $     18,994            --           --        6,203        12,791
                                                 ============  ============  ===========  ===========  ============

Year ended December 31, 1998
  Allowance for uncollectible reinsurance(1)     $      2,157            --           --          455         1,702
                                                 ============  ============  ===========  ===========  ============
  Allowance for bad debts                               7,662         1,466           --           --         9,128
                                                 ------------  ------------  -----------  -----------  ------------
  Deferred tax asset valuation allowance         $     19,567            --           --          573        18,994
                                                 ============  ============  ===========  ===========  ============

--------------
(1) Deductions in the allowance for uncollectible reinsurance represent write-offs, net of recoveries, of amounts determined to be uncollectible.
(2)  $1.2 million of the deduction relates to the write-off of LMI.
(3)  $5.6 million of the deduction relates to the write-off of LMI.





                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE VI

                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (in thousands)

                                                                        As of December 31,
                                                            -------------------------------------------
                                                                 2000             1999           1998
                                                            --------------     ---------      ---------
Deferred policy acquisition costs                               $   49,622        33,556         31,537
Loss and loss adjustment expense reserves                       $1,392,497     1,353,524      1,603,548
Unearned premiums                                               $  224,120       146,832        137,353

                                                                 For the Years Ended December 31,
                                                            -------------------------------------------
                                                                      2000          1999           1998
                                                                -----------     ---------      ---------
Net premiums earned                                             $  388,505       325,305        388,813
Net investment income                                               62,453        67,684         77,969
Net loss and loss adjustment expense incurred:
  Current year                                                     321,181       247,027        256,528
  Commutation of Aggregate Excess of Loss Reinsurance                   --            --         50,000
  Prior year                                                        24,956        (8,087)        21,872
                                                                ----------     ---------      ---------
                                                                $  346,137       238,940        328,400
                                                                ==========     =========      =========

Amortization of deferred policy acquisition costs               $   89,962        65,308         71,538
Net paid loss and loss adjustment expense                       $  319,603       346,572        370,125
Net premiums written                                            $  460,993       333,605        374,816



                See accompanying independent auditors' report.