Form 10-Q
period 2001-03-31
HIGHLANDS INSURANCE GROUP INC
filed 2001-05-16
CIK 1002816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


  (Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
[X]              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

                                   or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[ ]       OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [X]        No  [ ]

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 31, 2001 was 13,231,599.

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS

PART I - Financial Information

Item                                                         Page
----                                                         ----

1.  Financial Statements:

  Consolidated Balance Sheets
     March 31, 2001 (Unaudited) and
     December 31, 2000                                        3

  Consolidated Statements of Operations
     (Unaudited) - Three Months Ended
     March 31, 2001 and 2000                                  5

  Consolidated Statements of Stockholders' Equity
     Three Months Ended March 31, 2001 (Unaudited)
     and Year Ended December 31, 2000                         6

  Consolidated Statements of Comprehensive Income (Loss)
     (Unaudited) - Three Months Ended
     March 31, 2001 and 2000                                  7

  Consolidated Statements of Cash Flows
     (Unaudited) - Three Months Ended March 31,
     2001 and 2000                                            8

  Condensed Notes to Unaudited Consolidated
     Financial Statements                                     9

2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations              11

3. Quantitative and Qualitative Disclosures About
   Market Risk                                                14

                          PART II - Other Information

1. Legal Proceedings                                          15

4. Submission of Matters to a Vote of Security Holders        16

6. Exhibits and Reports on Form 8-K                           16

   Signatures                                                 17

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                               March 31,          December 31,
ASSETS                                                            2001                2000
------                                                         ---------          ------------
                                                              (Unaudited)
Investments:

 Fixed maturity securities - available-for-sale, at fair
  value (amortized cost of $758,033 at 3/31/01 and
  $797,092 at 12/31/00)                                        $  751,781              776,453

 Equity securities, at fair value (cost of $30,686 at
  3/31/01 and $30,686 at 12/31/00)                                 31,756               32,091

 Other investments, at cost                                         1,565                1,952
                                                               ----------            ---------
     Total investments                                            785,102              810,496

Cash and cash equivalents                                         135,205              109,763

Premiums in course of collection, net                             138,164              126,719

Premiums due under retrospectively rated policies                 137,773              138,119

Receivable from reinsurers                                        692,510              683,439

Prepaid reinsurance premiums                                        6,457                8,576

Funds on deposit with reinsurers                                    9,026                9,019

Net deferred tax asset                                              1,814                6,732

Accrued investment income                                          10,709               11,084

Deferred policy acquisition costs                                  54,563               49,622

Other assets                                                       47,118               47,581
                                                               ----------            ---------
     Total assets                                              $2,018,441            2,001,150
                                                               ==========            =========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                             (dollars in thousands)

                                                                                       March 31,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                     2001                  2000
------------------------------------                                                   ---------            ------------
                                                                                      (Unaudited)
Loss and loss adjustment expense reserves                                              $1,408,675            1,392,497

Unearned premiums                                                                         245,294              224,120

Senior bank debt                                                                           49,004               49,004

Convertible subordinated debentures                                                        58,641               58,626

Accounts payable and accrued liabilities                                                   82,855               97,424
                                                                                       ----------            ---------
       Total liabilities                                                                1,844,469            1,821,671
                                                                                       ----------            ---------
Mandatorily redeemable preferred stock                                                      5,004                4,930
                                                                                       ----------            ---------
Commitments and contingent liabilities

Stockholders' equity:

 Common stock, $.01 par value; 50,000,000 shares authorized;
  13,231,599 and 13,225,411 issued and outstanding in 2001 and in 2000,
  respectively                                                                                140                  140

   Additional paid-in capital                                                             231,653              231,566

   Accumulated other comprehensive loss                                                    (3,555)             (12,572)

   Treasury stock, at cost (739,400 shares in 2001 and 2000, including
    445,900 shares held by subsidiaries in 2001 and 2000)                                  (9,459)              (9,459)


   Deferred compensation on restricted stock                                               (3,097)              (3,097)

   Retained loss                                                                          (46,714)             (32,029)
                                                                                       ----------            ---------
     Total stockholders' equity                                                           168,968              174,549
                                                                                       ----------            ---------
     Total liabilities and stockholders' equity                                        $2,018,441            2,001,150
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

                         HIGHLANDS INSURANCE GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (dollars in thousands, except per share data)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                         ---------------------------------------
                                                                           2001                           2000
                                                                         -------                         -------
Revenues:
 Net premiums earned                                                     $127,053                         81,398
 Net investment income                                                     16,287                         15,404
 Net realized investment gains                                                570                            797
                                                                         --------                         ------
  Total revenues                                                          143,910                         97,599
                                                                         --------                         ------
Expenses:
 Loss and loss adjustment expense incurred                                114,030                         61,351
 Underwriting expenses                                                     41,210                         30,315
 Debt interest and amortization expense                                     2,753                          3,067
 Other expenses, net                                                          521                            275
                                                                         --------                         ------
  Total expenses                                                          158,514                         95,008
                                                                         --------                         ------
Income (loss) before income tax                                           (14,604)                         2,591
Income tax expense                                                              7                            555
                                                                         --------                         ------
     Net income (loss)                                                    (14,611)                         2,036

Dividends on mandatorily redeemable preferred stock                            74                             70
                                                                         --------                         ------
     Net income (loss) attributable to common stockholders               $(14,685)                         1,966
                                                                         ========                         ======
Earnings per common share:
    Basic                                                                  $(1.11)                           .15
    Diluted                                                                $(1.11)                           .15
                                                                         ========                         ======
Weighted average number of common shares outstanding:
    Basic                                                                  13,227                         13,218
    Diluted                                                                13,227                         13,219
                                                                         ========                         ======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                                                                        For the three        For the year
                                                                                         months ended           ended
                                                                                          March 31,          December 31,
                                                                                             2001                2000
                                                                                        -------------        ------------
                                                                                         (Unaudited)
Common stock:
   Balance, beginning of year                                                              $    140                  140
    Issuance of common stock, par value                                                          --                   --
                                                                                           --------             --------
   Balance, end of period                                                                       140                  140
                                                                                           --------             --------
Additional paid-in capital:
   Balance, beginning of year                                                               231,566              231,515
   Issuance of common stock, net                                                                 87                   51
                                                                                           --------             --------
   Balance, end of period                                                                   231,653              231,566
                                                                                           --------             --------
Accumulated other comprehensive income (loss):
   Balance, beginning of year                                                               (12,572)             (29,184)
   Changes in net unrealized gain (losses), net of tax                                        9,134               16,682
   Other                                                                                       (117)                 (70)
                                                                                           --------             --------
   Balance, end of period                                                                    (3,555)             (12,572)
                                                                                           --------             --------
Treasury stock, at cost:
   Balance, beginning of year                                                                (9,459)              (9,459)
   Acquisition of treasury stock                                                                 --                   --
                                                                                           --------             --------
 Balance, end of period                                                                      (9,459)              (9,459)
                                                                                           --------             --------
Deferred compensation on restricted stock:
 Balance, beginning of year                                                                  (3,097)              (3,147)
  Net issuance of restricted stock                                                               --                   50
                                                                                           --------             --------
 Balance, end of period                                                                      (3,097)              (3,097)
                                                                                           --------             --------
Retained (loss) earnings:
 Balance, beginning of year                                                                 (32,029)              74,536
  Net income (loss) attributable to common stockholders                                     (14,685)            (106,565)
                                                                                           --------             --------
 Balance, end of period                                                                     (46,714)             (32,029)
                                                                                           --------             --------
          Total stockholders' equity                                                       $168,968              174,549
                                                                                           ========             ========


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                             (dollars in thousands)


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                  ---------------------------------
                                                                                    2001                      2000
                                                                                  --------                   ------
Net income (loss) attributable to common stockholders                             $(14,685)                   1,966
                                                                                  --------                    -----
Other comprehensive income (loss), net of taxes:
   Increase (decrease) in unrealized gain or loss on investments, net of             9,505                    3,770
       taxes of $5,118 and $2,030
   Reclassification adjustments for realized gains in net income,
       net of taxes of $199 and $279                                                  (371)                    (518)
   Other                                                                              (117)                      --
                                                                                  --------                    -----
          Other comprehensive income (loss), net of taxes                            9,017                    3,252
                                                                                  --------                    -----
Comprehensive income (loss)                                                       $ (5,668)                   5,218
                                                                                  ========                    =====


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (dollars in thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          ------------------------------
                                                                                            2001                  2000
                                                                                          --------               -------
Cash flows used in operating activities:
 Net income (loss)                                                                        $(14,611)                2,036
                                                                                          --------               -------
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                              1,639                 1,483
  Net realized investment gains                                                               (570)                 (797)
  Deferred tax expense                                                                          --                   547
  Change in:
   Premiums in course of collection                                                        (11,445)              (15,639)
   Premiums due under retrospectively rated policies                                           346                 1,899
   Receivables from reinsurers                                                              (9,071)               20,500
   Prepaid reinsurance premiums                                                              2,119                  (186)
   Funds on deposit with reinsurers                                                             (7)                  806
   Deferred policy acquisition costs                                                        (4,941)               (5,339)
   Loss and loss adjustment expense reserves                                                16,178               (34,112)
   Unearned premiums                                                                        21,174                19,580
   Other operating assets and liabilities                                                  (14,144)                5,602
                                                                                          --------               -------
  Total adjustments                                                                          1,278                (5,656)
                                                                                          --------               -------
     Net cash used in operating activities                                                 (13,333)               (3,620)
                                                                                          --------               -------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                                               4,752                25,457
  Other invested assets                                                                        669                   324
 Maturities or calls:
  Fixed maturity securities available-for-sale                                              50,139                16,833
 Investment purchases:
  Fixed maturity securities available-for-sale                                             (15,761)              (29,090)
  Equity securities                                                                             --                (1,000)
 Net additions to property and equipment                                                    (1,024)                 (519)
                                                                                          --------               -------
  Net cash provided by investing activities                                                 38,775                12,005
                                                                                          --------               -------
Cash flows from financing activities:
  Repayment of senior bank debt                                                                 --                (5,000)
                                                                                          --------               -------
  Net cash used in investing activities                                                         --                (5,000)
                                                                                          --------               -------
Net increase in cash and cash equivalents                                                   25,442                 3,385
Cash and cash equivalents at beginning of period                                           109,763                78,283
                                                                                          --------               -------
Cash and cash equivalents at end of period                                                $135,205                81,668
                                                                                          ========               =======
Supplemental disclosure of cash flow information:
     Interest paid                                                                        $  1,083                 1,191
                                                                                          ========               =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

1.    Basis of Presentation

  The accompanying consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

  Highlands Group is an insurance holding company for Highlands Holding Company, Inc. and its subsidiaries ("Highlands"), American Reliance, Inc. and its subsidiaries ("American Reliance"), and Highlands Holdings (U.K.) Limited and its subsidiary ("Highlands UK") (a foreign reinsurance company located in the United Kingdom), and certain other immaterial companies. For reporting purposes, the Company considers all of its property and casualty insurance operations as one segment. All material intercompany accounts and transactions have been eliminated.

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

2.  Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                  ---------------------------------
                                                                                      2001                     2000
                                                                                  --------                   ------
NUMERATOR:
 Net income (loss) attributable to common stockholders as reported and
  for basic earnings per share                                                    $(14,685)                   1,966
 Effect of dilutive securities - after tax debt expense applicable
  to convertible subordinated debentures, if appropriate                                --                       --
                                                                                  --------                   ------
 Numerator for diluted earnings (loss) per common share - income available to common stockholders after assumed conversions, if
  appropriate                                                                     $(14,685)                   1,966
                                                                                  ========                   ======
DENOMINATOR:
 Denominator for basic earnings (loss) per share - weighted
  average shares outstanding                                                        13,227                   13,218
 Effect of dilutive securities:
  Common stock warrants and outstanding stock options
   (based on treasury stock method)                                                     --                        1
  Convertible subordinated debentures, if appropriate                                   --                       --
                                                                                  --------                   ------
 Denominator for diluted earnings per share - adjusted
  weighted average shares and assumed conversions                                   13,227                   13,219
                                                                                  ========                   ======
 Basic earnings (loss) per share                                                  $  (1.11)                     .15
 Diluted earnings (loss) per share                                                $  (1.11)                     .15
                                                                                  ========                   ======

  The convertible subordinated debentures ("Debentures"), which are convertible into approximately 3.9 million shares, were outstanding during the three months ended March 31, 2001 and 2000, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. Common stock warrants attached to the Debentures for approximately 5 million shares for 2001 and 2000 were not included in the earnings per share calculation as they were antidilutive.

  Stock options for approximately 1.1 million and 1.0 million shares for 2001 and 2000, respectively, were not included in earnings per share calculations as they were antidilutive.

3.  Contingent Liabilities:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                           2001               2000
                                                                        ---------            -------
                                                                           (dollars in thousands)
Consolidated Results:

Gross premiums written                                                  $ 162,530            115,671
Net premiums written                                                    $ 150,346            100,792
                                                                        =========            =======
Net premiums earned                                                     $ 127,053             81,398
Loss and loss adjustment expense incurred                                (114,030)           (61,351)
Underwriting expenses                                                     (41,210)           (30,315)
                                                                        ---------            -------
Underwriting loss                                                         (28,187)           (10,268)
Net investment income                                                      16,287             15,404
Net realized investment gains                                                 570                797
Debt interest and amortization expense                                     (2,753)            (3,067)
Other (expenses) income, net                                                 (521)              (275)
                                                                        ---------            -------
Income (loss) before taxes                                                (14,604)             2,591
Income tax expense                                                             (7)              (555)
                                                                        ---------            -------
Net income (loss)                                                       $ (14,611)             2,036
Dividends paid on mandatorily redeemable preferred stock                       74                 70
                                                                        ---------            -------
  Net income (loss) attributable to common stockholders                 $ (14,685)             1,966
                                                                        =========            =======
Earnings (loss) per common share:
  Basic                                                                    $(1.11)               .15
                                                                           ======              =====
  Diluted                                                                  $(1.11)               .15
                                                                           ======              =====
Ratios:
  Loss                                                                       89.8%              75.4%
  Expense                                                                    32.4%              37.2%
                                                                           ------              -----
   Combined                                                                 122.2%             112.6%
                                                                           ======              =====

PERIOD TO PERIOD COMPARISONS

  Gross Premiums Written. Gross premiums written for the three months ended March 31, 2001 and 2000 were $162.5 million and $115.7 million, respectively. The $46.8 million or 40.5% increase in 2001 compared to 2000 is due primarily to growth in the core commercial and personal lines from new and renewal business produced by the Company's regional offices.

   The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written, net premiums written and net premiums earned to fluctuate significantly from period to period. Gross premiums written in both periods did not include any significant adjustment for either period. Experience rated contracts, such as retrospectively rated policies, reduce but do not eliminate risk to the insurer.

   On April 18, 2001, A.M. Best announced that it downgraded the Company's rating from B++ (very good) to B (good). This rating downgrade is expected to limit the future premium production of the Company.

  Net Premiums Written. Net premiums written for the three months ended March 31, 2001 and 2000 were $150.3 million and $100.8 million, respectively. The increase of $49.5 million or 49.2% in 2001 compared to 2000 is related to the same issues affecting gross premiums written.

  Net Premiums Earned. Net premiums earned for the three months ended March 31, 2001 and 2000 were $127.1 million and $81.4 million, respectively. The increase of $45.7 million or 56.1% in 2001 compared to 2000 is related to the earnings pattern of net premiums written. Net premiums written are initially deferred and earned based upon the terms of the underlying policies which causes earning trends to lag behind written premium trends during periods of increasing or decreasing net premiums written.

  Loss and Loss Adjustment Expense Incurred. Loss and loss and adjustment expenses incurred for the three months ended March 31, 2001 and 2000 were $114.0 million and $61.4 million, respectively. The loss and loss adjustment expense ratio for the three months ended March 31, 2001 and 2000 was 89.8% and 75.4%, respectively. The reported loss and loss adjustment expense ratio of 89.8% includes approximately 8.8 points, or approximately $11.3 million, of upward development on 2000 and prior reserves, as projected by the Company's first quarter actuarial review completed in May 2001. Approximately $6.0 million of additional reserves were added for both the workers' compensation and commercial automobile lines and approximately $1 million of 2000 and prior year reserves were reduced on various other lines. Therefore, the accident year loss ratio for the first quarter of 2001 was approximately 81.0% compared to 75.4% in 2000. The higher accident year loss ratio for 2001 reflects the upward development experienced in the workers' compensation and commercial automobile lines of business. Both of these lines of business had significant growth during 2000. The Company is focusing on underwriting standards and adequate pricing to address the increasing loss ratio.

  Underwriting Expenses. Underwriting expenses for the three months ended March 31, 2001 and 2000 were $41.2 million and $30.3 million, respectively. The underwriting expense ratio for the three months ended March 31, 2001 and 2000 was 32.4% and 37.2%, respectively. The decline in the underwriting expense ratio is the result of the Company's previous expense saving initiatives and the lower internal costs being spread over higher net premiums earned.

  The Company is reorganizing its operations by reducing the processing of commercial renewal policies from eight to two locations and will reduce its workforce by approximately 115 positions. This reorganization is expected to result in a second quarter charge of approximately $.7 million but will reduce expenses on an annual basis by approximately $5.2 million, of which approximately $2.1 million is expected to reduce the third and fourth quarter 2001 expenses.

  Investment Results. Net investment income for the three months ended March 31, 2001 and 2000 was $16.3 million and $15.4 million, respectively. Net investment income increased $.9 million over 2000 and reflects the higher level of investments in 2001. Net realized investment gains for the Company were $.6 million and $.8 million for the three months ended March 31, 2001 and 2000, respectively.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months ended March 31, 2001 and 2000 was $2.8 million and $3.1 million, respectively. The reduction in 2001 compared to 2000 reflects the paydowns of the Company's senior bank debt offset by a higher variable interest rate (LIBOR) including the variable performance add-ons.

  Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

  Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense for the three months ended March 31, 2001 and 2000 was nil and $.6 million, respectively.

Liquidity and Capital Resources

  Highlands Group is a holding company, the principal assets of which at March 31, 2001 are all of the capital stock of Highlands Holding Company, Inc. and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes and debt service.
Operating expenses and franchise and other taxes imposed on the Company are not material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $4.0 million for 2001. Effective December 31, 2000, the Company and the lenders entered into an Amendment and Waiver Agreement which amended the Credit Agreement thereby eliminating the defaults of certain covenants, including financial covenants, in the Credit Agreement. As of March 31, 2001, the Company was in compliance with the Amended Credit Agreement. There can be no assurance that the Company will be able to comply with the amended covenants in the Credit Agreement. A default under the Credit Agreement which is not cured or waived gives the lenders the right to declare the entire loan under the Credit Agreement, $49 million at March 31, 2001, in default, accelerate the maturity of the loan and seek repayment, including seeking to execute on the collateral for the loan, i.e., the stock of the Company's principal insurance subsidiaries. The Debentures in the principal amount of $62.85 million are due December 31, 2005; however, by virtue of the cross-default provisions of the Debentures, if the loan under the Credit Agreement is in default and the payment of the debt is accelerated, the holders of the Debentures have the right to declare the Debentures in default and accelerate their maturity. Also, at the end of 1999, the Company was in default under certain financial covenants in the Credit Agreement. Effective December 31, 1999, the Company and its lenders amended the Credit Agreement to revise those financial covenants and to provide for the payment of $10.0 million in principal during 2000.

  As stated above, annual cash interest payments under the Credit Agreement and the Debentures approximate $4 million for 2001. Furthermore, even in the absence of defaults, the loan under the Credit Agreement is due and payable on April 30, 2002. The Company is taking a number of steps to deal with these requirements.

  First, as required under the December 31, 2000 Amendment and Waiver to the Credit Agreement, the terms of the Debentures have been amended so that only payment in kind ("PIK") interest may be made under the Debentures until the loan under the Credit Agreement is paid. The PIK interest will be paid in the form of a new 12.5% convertible subordinated debenture due December 31, 2005 (the "New Debentures"). The New Debentures are in the same form and have the same terms as the Debentures, except that interest is at the rate of 12.5% per annum and the New Debenture are convertible into Common Stock at a conversion price of $6.00 per share. Cash interest on the New Debentures may not be paid until the loan under the Credit Agreement is paid. The New Debentures were issued in April 2001. Secondly, the Company has retained two investment advisors to explore strategic and other alternatives available to the Company, and to advise the Special Committee described below on proposed transactions. There can be no assurance that the Company will be successful in pursuing any of these alternatives. If the Company is not successful, it will need to pay or refinance the loan under the Credit Agreement by April 2002. There is no assurance that the Company will have the resources to pay the loan or that it will be able to find a source of refinancing.

  A Special Committee was formed by the Board of Directors of the Company on March 29, 2001 in connection with the Company's exploration of engaging in one or more transactions, including without limitation one or more of the following: a merger, consolidation or sale of all or a portion of its business or assets; an acquisition of another company or business; obtaining an investment in the Company; a joint venture or other joint endeavor (including creating a new entity to effect any such venture or endeavor); a strategic or other transaction (a "Transaction"). The Special Committee was formed to avoid potential conflicts of interest. The Company may not take any action with respect to a proposed Transaction unless such proposed Transaction is recommended for approval to the full Board of Directors of the Company by the Special Committee evidenced by a resolution duly adopted by the Special Committee. The powers and authorities of the Special Committee include to retain independent legal, accounting, actuarial or other advisors to advise the Special Committee in connection with any proposed Transaction; to obtain reports (including without limitation one or more fairness opinions) concerning proposals for one or more Transaction; to cause its financial advisors to solicit indications of interest from one or more persons or entities with respect to engaging in a Transaction; to negotiate the form, terms and provisions of any proposed Transaction; to consider and approve or disapprove any and all agreements (subject to the ultimate authority of the full Board of Directors of the Company, upon recommendation of the Special Committee, to approve any definitive agreement in connection with any Transaction) related to the proposed Transaction; and to recommend to the full Board of Directors of the Company the approval or disapproval of any proposed Transaction. The Company has retained two independent investment advisors to advise the Special Committee in connection with any proposed Transaction.

  Highlands Group's principal sources of funds are dividends and tax sharing payments from its subsidiaries, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Due to the Company's operating losses, dividend payments to Highlands Group from it insurance subsidiaries are currently limited to approximately $1.0 million in 2001 without prior regulatory approval. Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

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

Forward Looking Information

  The statements included in this Form 10-Q for the quarter end March 31, 2001, regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual statement on Form 10-K for the year ended December 31, 2000.

PART II   Other Information

ITEM 1.   LEGAL PROCEEDINGS

  From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-1990's, over 20,000 third party asbestos claims have been made against Halliburton. Through December 31, 2000, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

  On April 5, 2000, the Company filed an action in the Delaware Court of Chancery ("Delaware Action") asserting that indemnification obligations exist pursuant to the Distribution Agreement dated October 10, 1995 between the Company and Halliburton, which was executed as part of the distribution by Halliburton of the shares of the Company's common stock to Halliburton's stockholders and the public. The action is seeking a declaratory judgment that Halliburton is responsible for indemnifying the Company for losses and expenses incurred on the Halliburton/Brown & Root policies; (ii) an injunction ordering Halliburton to assume responsibility for such losses and expenses; (iii) a judgment against Halliburton for non-payment of the amounts billed under the retrospectively rated and high-deductible policies; and (iv) a declaration estopping Brown & Root from invoking insurance under the fixed premium policies.

  On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action. Oral argument on Halliburton's motions to dismiss and the Company's motion for judgment on the pleadings in the Delaware Action was held on November 30, 2000. On March 21, 2001, the Chancery Court in the Delaware Action issued its decision in favor of the Company, finding that the fixed premium policies had been terminated pursuant to the Investment Agreement. An order was issued to that effect on April 3, 2001. Halliburton filed an appeal of the order to the Delaware Supreme Court on April 18, 2001.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None.

(b)  Reports on Form 8-K

         The Company filed a Form 8-K on March 16, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)

Date:    May 15, 2001              By  /s/ Willis T. King, Jr.
                                       -----------------------
                                       Willis T. King, Jr.
                                       Chairman and Chief
                                       Executive Officer
                                       (Authorized Signatory)

Date:    May 15, 2001              By  /s/ Charles J. Bachand
                                       ----------------------
                                       Charles J. Bachand
                                       Vice President, Treasurer and
                                       Principal Accounting Officer
                                       (Authorized Signatory)