Form 10-Q
period 2001-06-30
HIGHLANDS INSURANCE GROUP INC
filed 2001-08-14
CIK 1002816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      or

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

Yes [X]    No [ ]

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at June 30, 2001 was 13,229,211.

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                         PART I - Financial Information

Item                                                        Page
----                                                        ----

1.  Financial Statements:

  Consolidated Balance Sheets
     June 30, 2001 (Unaudited) and
     December 31, 2000                                        3

  Consolidated Statements of Operations
     (Unaudited) - Three and Six Months Ended
     June 30, 2001 and 2000                                   5

  Consolidated Statements of Stockholders' Equity
     Six Months Ended June 30, 2001 (Unaudited)
     and Year Ended December 31, 2000                         6

  Consolidated Statements of Comprehensive Income (Loss)
     (Unaudited) - Three and Six  Months Ended
     June 30, 2001 and 2000                                   7

  Consolidated Statements of Cash Flows
     (Unaudited) - Six Months Ended June 30,
     2001 and 2000                                            8

  Condensed Notes to Unaudited Consolidated
     Financial Statements                                     9

2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations              12

3. Quantitative and Qualitative Disclosures About
   Market Risk                                                16

                          PART II - Other Information

1.      Legal Proceedings                                     16

4.      Submission of Matters to a Vote of Security Holders   17

6.      Exhibits and Reports on Form 8-K                      17

        Signatures                                            17

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                                      June 30,        December 31,
ASSETS                                                                  2001             2000
------                                                               ----------       -----------
                                                                     (Unaudited)
Investments:

 Fixed maturity securities - available-for-sale, at fair
  value (amortized cost of $785,528 at 6/30/01 and
  $797,092 at 12/31/00)                                              $  773,275          776,453
 Equity securities, at fair value (cost of $30,686 at
  6/30/01 and $30,686 at 12/31/00)                                       31,799           32,091
 Other investments, at cost                                                 675            1,952
                                                                     ----------        ---------
     Total investments                                                  805,749          810,496

Cash and cash equivalents                                                99,056          109,763
Premiums in course of collection, net                                   153,601          126,719
Premiums due under retrospectively rated policies                       138,541          138,119
Receivable from reinsurers                                              710,434          683,439
Prepaid reinsurance premiums                                              7,966            8,576
Funds on deposit with reinsurers                                          9,589            9,019
Net deferred tax asset                                                    3,897            6,732
Accrued investment income                                                10,879           11,084
Deferred policy acquisition costs                                        51,765           49,622
Other assets                                                             48,351           47,581
                                                                     ----------        ---------
     Total assets                                                    $2,039,828        2,001,150
                                                                     ==========        =========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                             (dollars in thousands)

                                                                                        June 30,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                       2001                 2000
------------------------------------                                                   ----------           -----------
                                                                                       (Unaudited)
Loss and loss adjustment expense reserves                                              $1,425,856            1,392,497
Unearned premiums                                                                         243,440              224,120
Senior bank debt                                                                           49,004               49,004
Convertible subordinated debentures                                                        61,892               58,626
Accounts payable and accrued liabilities                                                  109,222               97,424
                                                                                       ----------            ---------
       Total liabilities                                                                1,889,414            1,821,671
                                                                                       ----------            ---------
Mandatorily redeemable preferred stock                                                      5,082                4,930
                                                                                       ----------            ---------
Commitments and contingent liabilities

Stockholders' equity:

 Common stock, $.01 par value; 50,000,000 shares authorized;
  13,229,211 and 13,225,411 issued and outstanding in 2001 and in 2000,
  respectively                                                                                140                  140
   Additional paid-in capital                                                             231,621              231,566
   Accumulated other comprehensive loss                                                    (7,372)             (12,572)
   Treasury stock, at cost (739,400 shares in 2001 and 2000, including
    445,900 shares held by subsidiaries in 2001 and 2000)                                  (9,459)              (9,459)
   Deferred compensation on restricted stock                                               (3,065)              (3,097)
   Retained loss                                                                          (66,533)             (32,029)
                                                                                       ----------            ---------
     Total stockholders' equity                                                           145,332              174,549
                                                                                       ----------            ---------
     Total liabilities and stockholders' equity                                        $2,039,828            2,001,150
                                                                                       ==========            =========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (dollars in thousands, except per share data)

                                                              Three Months             Six Months
                                                             Ended June 30,          Ended June 30,
                                                        ----------------------    ---------------------
                                                          2001           2000       2001          2000
                                                        --------       -------    --------      -------
Revenues:
 Net premiums earned                                    $144,646        90,510     271,699      171,908
 Net investment income                                    14,318        15,678      30,605       31,082
 Net realized investment gains                               495           162       1,065          958
                                                        --------       -------    --------      -------
  Total revenues                                         159,459       106,350     303,369      203,948
                                                        --------       -------    --------      -------
Expenses:
 Loss and loss adjustment expense incurred               124,025        65,385     238,055      126,736
 Underwriting expenses                                    51,730        32,894      92,940       63,210
 Debt interest and amortization expense                    3,187         3,053       5,940        6,120
 Other expenses, net                                         139           375         660          649
                                                        --------       -------    --------      -------
  Total expenses                                         179,081       101,707     337,595      196,715
                                                        --------       -------    --------      -------
Income (loss) before income tax                          (19,622)        4,643     (34,226)       7,233
Income tax expense                                           119         1,006         126        1,560
                                                        --------       -------    --------      -------
     Net income (loss)                                   (19,741)        3,637     (34,352)       5,673
Dividends on mandatorily redeemable preferred stock           78            71         152          141
                                                        --------       -------    --------      -------
  Net income (loss) attributable to common
     stockholders                                       $(19,819)        3,566    $(34,504)       5,532
                                                        ========       =======    ========      =======
Earnings (loss) per common share:
    Basic                                                 $(1.50)          .27      $(2.61)         .42
    Diluted                                               $(1.50)          .27      $(2.61)         .42
                                                        ========       =======    ========      =======
Weighted average number of common shares
 outstanding:
    Basic                                                 13,229        13,216      13,228       13,217
    Diluted                                               13,229        13,218      13,228       13,219
                                                        ========       =======    ========      =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                                                                         For the Six          For the Year
                                                                                        Months Ended             Ended
                                                                                           June 30,           December 31,
                                                                                             2001                 2000
                                                                                           --------             --------
                                                                                         (Unaudited)
Common stock:
   Balance, beginning of year                                                              $    140                  140
    Issuance of common stock, par value                                                          --                   --
                                                                                           --------             --------
   Balance, end of period                                                                       140                  140
                                                                                           --------             --------
Additional paid-in capital:
   Balance, beginning of year                                                               231,566              231,515
   Issuance of common stock, net                                                                 55                   51
                                                                                           --------             --------
   Balance, end of period                                                                   231,621              231,566
                                                                                           --------             --------
Accumulated other comprehensive income (loss):
   Balance, beginning of year                                                               (12,572)             (29,184)
  Changes in net unrealized gain (losses), net of tax                                         5,261               16,682
  Other                                                                                         (61)                 (70)
                                                                                           --------             --------
   Balance, end of period                                                                    (7,372)             (12,572)
                                                                                           --------             --------
Treasury stock, at cost:
   Balance, beginning of year                                                                (9,459)              (9,459)
  Acquisition of treasury stock                                                                  --                   --
                                                                                           --------             --------
 Balance, end of period                                                                      (9,459)              (9,459)
                                                                                           --------             --------
Deferred compensation on restricted stock:
 Balance, beginning of year                                                                  (3,097)              (3,147)
  Net retirement of restricted stock                                                             32                   50
                                                                                           --------             --------
 Balance, end of period                                                                      (3,065)              (3,097)
                                                                                           --------             --------
Retained (loss) earnings:
 Balance, beginning of period                                                               (32,029)              74,536
  Net income (loss) attributable to common stockholders                                     (34,504)            (106,565)
                                                                                           --------             --------
 Balance, end of period                                                                     (66,533)             (32,029)
                                                                                           --------             --------
          Total stockholders' equity                                                       $145,332              174,549
                                                                                           ========             ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                             (dollars in thousands)


                                                                    Three Months                      Six Months
                                                                   Ended June 30,                   Ended June 30,
                                                              -------------------------        ----------------------
                                                                 2001             2000            2001          2000
                                                              --------           ------        --------         -----
Net income (loss) attributable to common stockholders         $(19,819)           3,566        $(34,504)        5,532
                                                              --------           ------        --------         -----
Other comprehensive income (loss), net of taxes:
   Increase (decrease) in unrealized gain or loss on
       investments, net of taxes of ($1,913) and
        ($1,752) for the three months and $3,205 and
        $278 for the six months ended June 30, 2001
        and 2000, respectively                                  (3,552)          (3,254)          5,953           516
  Reclassification adjustments for realized gains in
       net income, net of taxes of $174 and $57 for the
       three months and $373 and $335 for the six months
       ended June 30, 2001 and 2000, respectively                 (321)            (105)           (692)         (623)
   Other                                                            56               --             (61)           --
                                                              --------           ------        --------         -----
          Other comprehensive income (loss), net of
           taxes                                                (3,817)          (3,359)          5,200          (107)
                                                              --------           ------        --------         -----
Comprehensive income (loss)                                   $(23,636)             207        $(29,304)        5,425
                                                              ========           ======        ========         =====



      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (dollars in thousands)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                          ----------------------------
                                                                                             2001                2000
                                                                                          --------             -------
Cash flows (used in) provided by  operating activities:
 Net income (loss)                                                                        $(34,352)              5,673
                                                                                          --------             -------
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                              3,079               2,750
  Net realized investment gains                                                             (1,065)               (958)
  Deferred tax expense                                                                          --               1,504
  Change in:
   Premiums in course of collection                                                        (26,882)            (14,944)
   Premiums due under retrospectively rated policies                                          (422)              1,146
   Receivables from reinsurers                                                             (26,995)             35,666
   Prepaid reinsurance premiums                                                                610              (6,496)
   Funds on deposit with reinsurers                                                           (570)                787
   Deferred policy acquisition costs                                                        (2,143)             (8,734)
   Loss and loss adjustment expense reserves                                                33,359             (50,072)
   Unearned premiums                                                                        19,320              43,067
   Other operating assets and liabilities                                                   13,135               1,275
                                                                                          --------             -------
  Total adjustments                                                                         11,426               4,991
                                                                                          --------             -------
     Net cash (used in) provided by operating activities                                   (22,926)             10,664
                                                                                          --------             -------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                                               8,350              41,467
  Other invested assets                                                                      2,018                 815
 Maturities or calls:
  Fixed maturity securities available-for-sale                                              85,798              24,581
 Investment purchases:
  Fixed maturity securities available-for-sale                                             (82,435)            (58,415)
  Equity securities                                                                             --              (1,000)
 Net additions to property and equipment                                                    (1,512)               (934)
                                                                                          --------             -------
  Net cash provided by investing activities                                                 12,219               6,514
                                                                                          --------             -------
Cash flows from financing activities:
  Repayment of senior bank debt                                                                 --              (5,000)
                                                                                          --------             -------
  Net cash used in financing activities                                                         --              (5,000)
                                                                                          --------             -------
Net (decrease) increase in cash and cash equivalents                                       (10,707)             12,178
Cash and cash equivalents at beginning of period                                           109,763              78,283
                                                                                          --------             -------
Cash and cash equivalents at end of period                                                $ 99,056              90,461
                                                                                          ========             =======
Supplemental disclosure of cash flow information:
     Interest paid                                                                        $  2,244               5,316
                                                                                          ========             =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001


1. Basis of Presentation

  The accompanying consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

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

2. Impact of Recently Issued Standards

  In July 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 is effective January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. As of June 30, 2001, the Company has recorded negative goodwill in the amount of $2.4 million. Upon adoption of Statement 142, the remaining balance of negative goodwill will be recognized as an extraordinary item.

3. Debt Outstanding

  Effective December 31, 2000, the Company and its lenders entered into an Amendment and Waiver Agreement which amended the Credit Agreement thereby eliminating the defaults of certain covenants, including financial covenants, in the Credit Agreement. As of June 30, 2001, the Company was in compliance with the Amended Credit Agreement. Although the Company is currently in compliance with the terms of the Credit Agreement, the financial tests for the third quarter are more difficult to meet than those for the second quarter. Given the Company's results for the first six months, there can be no assurance that the Company will be able to continue to comply with the amended covenants in the Credit Agreement. In the event the Company is not able to comply in the third quarter of 2001 with the amended covenants in the Credit Agreement, it will seek to enter into a Waiver Agreement with the lenders. A default under the Credit Agreement which is not cured or waived gives the lenders the right to declare the entire loan under the Credit Agreement, $49 million at June 30, 2001, in default, accelerate the maturity of the loan and seek repayment, including seeking to execute on the collateral for the loan, i.e., the stock of the Company's principal insurance subsidiaries. The 10% convertible subordinated debentures ("Debentures") in the principal amount of $60.1 million are due December 31, 2005; however, by virtue of the cross-default provisions of the Debentures, if the loan under the Credit Agreement is in default and the payment of the debt is accelerated, the holders of the Debentures have the right to declare the Debentures in default and accelerate their maturity. Also, at the end of 1999, the Company was in default under certain financial covenants in the Credit Agreement. Effective December 31, 1999, the Company and its lenders amended the Credit Agreement to revise those financial covenants and to provide for the payment of $10.0 million in principal during 2000.

  As required under the December 31, 2000 Amendment and Waiver to the Credit Agreement, the terms of the Debentures have been amended so that only payment in kind ("PIK") interest may be made under the Debentures until the Credit Agreement is paid. New 12.5% convertible subordinated debentures ("New Debentures") in the amount of $5.9 million have been issued. The New Debentures are in the same form and have the same terms as the Debentures, except that interest is at the rate of 12.5% per annum on the New Debentures beginning July 1, 2001 and are convertible into Common Stock at a conversion price of $6.00 per share.

  In 1996, the Company received individual promissory notes ("Notes") aggregating $2.85 million from certain members of the Company's then management team ("Management Investors") for the purpose of investing in the Debentures. The notes were without personal liability and were secured by a pledge of Debentures. These Debentures were issued in exchange for the Management Investors Notes and were issued pursuant to a Purchase, Redemption and Bonus Agreement. In a non cash transaction, Management Investor Notes of $2.76 million which are due and payable on January 23, 2001, but which were not paid, have been offset against $2.76 million of Management Investor Debentures.

4. Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                        -----------------------         ----------------------
                                                           2001           2000            2001           2000
                                                        --------         ------         -------         ------
NUMERATOR:
 Net income (loss) attributable to common
  stockholders as reported and for basic
  earnings per share                                    $(19,819)         3,566         (34,504)         5,532
                                                        ========         ======         =======         ======
DENOMINATOR:
 Denominator for basic earnings (loss) per share -
  weighted average shares outstanding                     13,229         13,216          13,228         13,217
 Effect of dilutive securities:
  Common stock warrants and outstanding stock
  options (based on treasury stock method)                    --              2              --              2
                                                        --------         ------         -------         ------
 Denominator for diluted earnings per share -
  adjusted weighted average shares and assumed            13,229         13,218          13,228         13,219
  conversions                                           ========         ======         =======         ======
 Basic earnings (loss) per share                        $  (1.50)           .27           (2.61)           .42
 Diluted earnings (loss) per share                      $  (1.50)           .27           (2.61)           .42
                                                        ========         ======         =======         ======

  The Debentures, which are convertible into approximately 3.7 million shares, were outstanding during the six months ended June 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. The New Debentures, which are convertible into approximately 1 million shares, were outstanding during the three and six months ended June 30, 2001, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. Common stock warrants attached to the Debentures for approximately 3.8 million shares for 2001 and 5 million shares for 2000, respectively, were not included in the earnings per share calculation as they were antidilutive.

  Stock options for approximately 1.1 million and .9 million shares for 2001 and 2000, respectively, were not included in earnings per share calculations as they were antidilutive.

5. Dividends from Subsidiaries and Statutory Information

  The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. Due to the Company's operating losses, dividend payments to Highlands Group from its insurance subsidiaries are currently limited to approximately $1.0 million in 2001 without prior regulatory approval.

  Combined net income (loss) and policyholders' surplus of the Company's combined insurance subsidiaries, as determined in accordance with statutory accounting practices, follows for the three and six months ended June 30, 2001 and 2000 (in millions):

                                    Three Months Ended               Six Months Ended
                                          June 30,                       June 30,
                                  ----------------------         ---------------------
                                   2001             2000          2001            2000
                                  -----            -----         -----           -----
 Net income (loss)                $(15.8)            4.1         (33.4)            2.3
                                  ======           =====         =====           =====
 Policyholders surplus            $180.1           268.8         180.1           268.8
                                  ======           =====         =====           =====

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                  -----------------------------          ---------------------------
                                                     2001                2000              2001               2000
                                                  ---------            --------          --------           --------
                                                      (dollars in thousands)                (dollars in thousands)
Consolidated Results:

Gross premiums written                            $ 159,775             116,241           322,305            231,913
Net premiums written                              $ 141,282             107,687           291,628            208,479
                                                  =========             =======          ========           ========
Net premiums earned                               $ 144,646              90,510           271,699            171,908
Loss and loss adjustment expense incurred          (124,025)            (65,385)         (238,055)          (126,736)
Underwriting expenses                               (51,730)            (32,894)          (92,940)           (63,210)
                                                  ---------             -------          --------           --------
Underwriting loss                                   (31,109)             (7,769)          (59,296)           (18,038)
Net investment income                                14,318              15,678            30,605             31,082
Net realized investment gains                           495                 162             1,065                958
Debt interest and amortization expense               (3,187)             (3,053)           (5,940)            (6,120)
Other (expenses) income, net                           (139)               (375)             (660)              (649)
                                                  ---------             -------          --------           --------
Income (loss) before taxes                          (19,622)              4,643           (34,226)             7,233
Income tax expense                                      119               1,006               126              1,560
                                                  ---------             -------          --------           --------
Net income (loss)                                 $ (19,741)              3,637           (34,352)             5,673
Dividends paid on mandatorily redeemable
 preferred stock                                         78                  71               152                141
                                                  ---------             -------          --------           --------
  Net income (loss) attributable to common
   stockholders                                   $ (19,819)              3,566           (34,504)             5,532
                                                  =========             =======          ========           ========
Earnings (loss) per common share:
  Basic                                              $(1.50)                .27             (2.61)               .42
                                                  =========             =======          ========           ========
  Diluted                                            $(1.50)                .27             (2.61)               .42
                                                  =========             =======          ========           ========
Ratios:
  Loss                                                 85.7%               72.2%             87.6%              73.7%
  Expense                                              35.8%               36.3%             34.2%              36.8%
                                                  ---------             -------          --------           --------
   Combined                                           121.5%              108.5%            121.8%             110.5%
                                                  =========             =======          ========           ========

PERIOD TO PERIOD COMPARISONS

  Gross Premiums Written. Gross premiums written for the three months and six months ended June 30, 2001 and 2000 were $159.8 million $116.2 million, $322.3 million and $231.9 million, respectively. The $43.6 million and $90.4 million or 37.5% and 39.0% increase for the three months and six months ended June 30, 2001, respectively is due primarily to growth in the core commercial and personal lines from new and renewal business produced by the Company's regional offices.

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

  Net Premiums Written. Net premiums written for the three months and six months ended June 30, 2001 and 2000 were $141.3 million, $107.7 million, $291.6 million and $208.5 million, respectively. The increase of $33.6 million and $83.1 million or 31.2% and 39.9% in 2001 compared to 2000 is related to the growth affecting gross premiums written.

  Net Premiums Earned. Net premiums earned for the three months and six months ended June 30, 2001 and 2000 were $144.6 million, $90.5 million, $271.7 million, and $171.9 million, respectively. The increase of $54.1 million and $99.8 million or 59.8% and 58.1% in 2001 compared to 2000 is related to the earnings pattern of net premiums written. Net premiums written are initially deferred and earned based upon the terms of the underlying policies which causes earning trends to lag behind written premium trends during periods of increasing or decreasing net premiums written.

  Loss and Loss Adjustment Expense Incurred. Loss and loss and adjustment expenses incurred for the three months and six months ended June 30, 2001 and 2000 were $124.0 million, $65.4 million, $238.1 million, and $126.7 million, respectively. The loss and loss adjustment expense ratio for the three months and six months ended June 30, 2001 and 2000 was 85.7%, 72.2%, 87.6%, and 73.7%,
respectively. The second quarter reported loss and loss adjustment expense ratio of 85.7% includes approximately 10.0 points, or approximately $14.5 million, of upward development on 2000 and prior years loss reserves. Approximately $10.0 million of additional reserves were added for the workers' compensation line of business. Therefore, the accident year loss ratio for the second quarter of 2001 was approximately 75.7% compared to 72.2% in 2000. For the six months ended June 30, 2001, approximately $25.8 million of upward development on 2000 and prior years loss reserves increased the reported loss ratio of 87.6% by 9.3 points. The reserve increases have been in the workers' compensation ($16 million), commercial automobile liability ($5.3 million) and other liability ($4.5 million) lines of business. The workers' compensation and commercial automobile liability lines of business had significant growth during 2000. The Company is focusing on underwriting standards and adequate pricing to address the increasing loss ratio.

  Underwriting Expenses. Underwriting expenses for the three months and six months ended June 30, 2001 and 2000 were $51.7 million, $32.8 million, $92.9 million and $63.2 million, respectively. The expense ratio for the three months and six months ended June 30, 2001 and 2000 was 35.8%, 36.3%, 34.2% and 36.8%,
respectively. The decreases primarily relate to the increase in earned premium compared to the Company's internal expenses offset by the expense for uncollectible premium of $2.6 million for a commercial automobile program.

  The Company is reorganizing its operations by reducing the processing of commercial renewal policies from eight to two locations and will reduce its workforce by approximately 115 positions. This reorganization resulted in a second quarter charge of approximately $.7 million but will reduce expenses on an annual basis by approximately $5.2 million, of which approximately $2.1 million is expected to reduce the third and fourth quarter 2001 expenses.

  Investment Results. Net investment income for the three months and six months ended June 30, 2001 and 2000 was $14.3 million, $15.7 million, $30.6 million, and $31.1 million, respectively. Net investment income decreased $1.4 million and $.5 compared to 2000. Interest rates on the short end of the yield curve have decreased significantly in 2001 compared to 2000. Net realized investment gains for the Company were $.5 million, $.2 million, $1.1 million, and $1.0 million for the three months and six months ended June 30, 2001 and 2000, respectively.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months and six months ended June 30, 2001 and 2000 was $3.2 million, $3.1 million, $5.9 million, and $6.1 million, respectively. The reduction for the six months ended June 30, 2001 compared to 2000 reflects the paydowns of the Company's senior bank debt offset by a higher variable interest rate including the variable performance add-ons.

  Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

  Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense which includes state taxes for the three months and six months ended June 30, 2001 and 2000 was $119 thousand, $1.0 million, $126 thousand, and $1.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Highlands Group is a holding company, the principal assets of which at June 30, 2001 are all of the capital stock of Highlands Holding Company, Inc. and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes and debt service.
Operating expenses and other taxes imposed on the Company are not material. The annual cash interest requirements relating to the Company's outstanding 10% convertible subordinated debentures (the "Debentures") and the loan under the Credit Agreement are approximately $4.0 million for 2001. Effective December 31, 2000, the Company and its lenders entered into an Amendment and Waiver Agreement which amended the Credit Agreement thereby eliminating the defaults of certain covenants, including financial covenants, in the Credit Agreement. As of June 30, 2001, the Company was in compliance with the Amended Credit Agreement. Although the Company is currently in compliance with the terms of the Credit Agreement, the financial tests for the third quarter are more difficult to meet than those for the second quarter. Given the Company's results for the first six months, there can be no assurance that the Company will be able to continue to comply with the amended covenants in the Credit Agreement. In the event the Company is not able to comply in the third quarter of 2001 with the amended covenants in the Credit Agreement, it will seek to enter into a Waiver Agreement with the lenders. A default under the Credit Agreement which is not cured or waived gives the lenders the right to declare the entire loan under the Credit Agreement, $49 million at June 30, 2001, in default, accelerate the maturity of the loan and seek repayment, including seeking to execute on the collateral for the loan, i.e., the stock of the Company's principal insurance subsidiaries. The Debentures in the principal amount of $60.1 million are due December 31, 2005; however, by virtue of the cross-default provisions of the Debentures, if the loan under the Credit Agreement is in default and the payment of the debt is accelerated, the holders of the Debentures have the right to declare the Debentures in default and accelerate their maturity. Also, at the end of 1999, the Company was in default under certain financial covenants in the Credit Agreement. Effective December 31, 1999, the Company and its lenders amended the Credit Agreement to revise those financial covenants and to provide for the payment of $10.0 million in principal during 2000.

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

Forward Looking Information

  The statements included in this Form 10-Q for the quarter end June 30, 2001, regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual statement on Form 10-K for the year ended December 31, 2000.

PART II   Other Information

ITEM 1.   LEGAL PROCEEDINGS

  From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-1990's, over 20,000 third party asbestos claims have been made against Halliburton. Through June 30, 2001, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

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

  On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action. Oral argument on Halliburton's motions to dismiss and the Company's motion for judgment on the pleadings in the Delaware Action was held on November 30, 2000. On March 21, 2001, the Chancery Court in the Delaware Action issued its decision in favor of the Company, finding that the fixed premium policies had been terminated pursuant to the Investment Agreement. An order was issued to that effect on April 3, 2001. Halliburton filed an appeal of the order to the Delaware Supreme Court on April 18, 2001. Oral argument before the Delaware Supreme Court is scheduled for September 17, 2001.

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


HIGHLANDS INSURANCE GROUP, INC.
(Registrant)

Date:    August 14, 2001    By  /s/ Willis T. King, Jr.
                                -----------------------
                                Willis T. King, Jr.
                                Chairman and Chief
                                Executive Officer
                                (Authorized Signatory)

Date:    August 14, 2001    By  /s/ Charles J. Bachand
                                ----------------------
                                Charles J. Bachand
                                Vice President, Treasurer and
                                Principal Accounting Officer
                                (Authorized Signatory)