Form 10-Q
period 2001-09-30
HIGHLANDS INSURANCE GROUP INC
filed 2001-11-19
CIK 1002816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


  (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       X            OF THE SECURITIES EXCHANGE ACT OF 1934
     -----

               For the quarterly period ended September 30, 2001

                                      or

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

  The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at September 30, 2001 was 13,228,688.

                        HIGHLANDS INSURANCE GROUP, INC.

                               TABLE OF CONTENTS


                         PART I - Financial Information

Item                                                        Page
----                                                        ----

1. Financial Statements:

   Consolidated Balance Sheets
     September 30, 2001 (Unaudited) and
     December 31, 2000                                        3

   Consolidated Statements of Operations
     (Unaudited) - Three and Nine Months Ended
     September 30, 2001 and 2000                              5

   Consolidated Statements of Stockholders' Equity
     Nine Months Ended September 30, 2001 (Unaudited)
     and Year Ended December 31, 2000                         6

   Consolidated Statements of Comprehensive Income (Loss)
     (Unaudited) - Three and Nine Months Ended
     September 30, 2001 and 2000                              7

   Consolidated Statements of Cash Flows
     (Unaudited) - Nine Months Ended September 30,
     2001 and 2000                                            8

   Condensed Notes to Unaudited Consolidated
     Financial Statements                                     9

2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations           14

3. Quantitative and Qualitative Disclosures About
     Market Risk                                             18

                          PART II - Other Information

1. Legal Proceedings                                         18

3. Defaults upon Senior Securities                           20

4. Submission of Matters to a Vote of Security Holders       20

6. Exhibits and Reports on Form 8-K                          20

   Signatures                                                21

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                                     September 30,          December 31,
                           ASSETS                                       2001                   2000
                           ------                                    ----------              ---------
                                                                     (Unaudited)
Investments:

 Fixed maturity securities - available-for-sale, at fair
  value (amortized cost of $712,171 at 9/30/01 and $797,092
  at 12/31/00)                                                       $  716,648                776,453

 Equity securities, at fair value (cost of $30,686 at
  9/30/01 and $30,686 at 12/31/00)                                       33,320                 32,091

 Other investments, at cost                                                 152                  1,952
                                                                     ----------              ---------

     Total investments                                                  750,120                810,496

Cash and cash equivalents                                                95,616                109,763

Premiums in course of collection, net                                   117,380                126,719

Premiums due under retrospectively rated policies                       138,541                138,119

Receivable from reinsurers                                              709,995                683,439

Prepaid reinsurance premiums                                             10,267                  8,576

Funds on deposit with reinsurers                                         10,403                  9,019

Net deferred tax asset                                                       --                  6,732

Accrued investment income                                                10,915                 11,084

Deferred policy acquisition costs                                        44,452                 49,622

Other assets                                                             98,650                 47,581
                                                                     ----------              ---------

     Total assets                                                    $1,986,339              2,001,150
                                                                     ==========              =========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                             (dollars in thousands)



                                                                              September 30,         December 31,
              LIABILITIES AND STOCKHOLDERS' EQUITY                                2001                 2000
              ------------------------------------                             ----------            ---------
                                                                               (Unaudited)
Loss and loss adjustment expense reserves                                      $1,431,062            1,392,497

Unearned premiums                                                                 212,939              224,120

Senior bank debt                                                                   49,004               49,004

Convertible subordinated debentures                                                62,095               58,626

Net deferred tax liability                                                          2,489                   --

Accounts payable and accrued liabilities                                           96,975               97,424
                                                                               ----------            ---------

       Total liabilities                                                        1,854,564            1,821,671
                                                                               ----------            ---------

Mandatorily redeemable preferred stock                                              5,159                4,930
                                                                               ----------            ---------

Commitments and contingent liabilities

Stockholders' equity:

 Common stock, $.01 par value; 50,000,000 shares authorized;
  13,968,088 and 13,958,343 issued in 2001 and 2000, respectively;
  13,228,688 and 13,218,943 outstanding in 2001 and in 2000,
  respectively                                                                        140                  140

   Additional paid-in capital                                                     231,621              231,566

   Accumulated other comprehensive income (loss)                                    4,452              (12,572)

   Treasury stock, at cost (739,400 shares in 2001 and 2000, including
    445,900 shares held by subsidiaries in 2001 and 2000)                          (9,459)              (9,459)

   Deferred compensation on restricted stock                                       (3,065)              (3,097)

   Retained loss                                                                  (97,073)             (32,029)
                                                                               ----------            ---------

     Total stockholders' equity                                                   126,616              174,549
                                                                               ----------            ---------

     Total liabilities and stockholders' equity                                $1,986,339            2,001,150
                                                                               ==========            =========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                 (dollars in thousands, except per share data)

                                                             Three Months                 Nine Months
                                                         Ended September 30,           Ended September 30,
                                                        ----------------------        ---------------------
                                                           2001          2000           2001          2000
                                                        --------       -------        -------       -------
Revenues:
 Net premiums earned                                    $131,666       102,912        403,365       274,820
 Net investment income                                    14,854        15,639         45,459        46,721
 Net realized investment gains (losses)                    2,821          (132)         3,886           826
                                                        --------       -------        -------       -------

  Total revenues                                         149,341       118,419        452,710       322,367
                                                        --------       -------        -------       -------


Expenses:
 Loss and loss adjustment expense incurred               124,925        77,869        362,980       204,605
 Underwriting expenses                                    51,492        33,129        144,432        96,339
 Debt interest and amortization expense                    2,743         3,056          8,683         9,176
 Other expenses, net                                         642           320          1,302           969
                                                        --------       -------        -------       -------

  Total expenses                                         179,802       114,374        517,397       311,089
                                                        --------       -------        -------       -------


Income (loss) before income tax                          (30,461)        4,045        (64,687)       11,278
Income tax expense                                             2           980            128         2,540
                                                        --------       -------        -------       -------

     Net income (loss)                                   (30,463)        3,065        (64,815)        8,738

Dividends on mandatorily redeemable preferred stock           77            71            229           212
                                                        --------       -------        -------       -------

  Net income (loss) attributable to common
   stockholders                                         $(30,540)        2,994        (65,044)        8,526
                                                        ========       =======        =======       =======

Earnings (loss) per common share:
    Basic                                               $  (2.31)          .23          (4.92)          .65
    Diluted                                             $  (2.31)          .23          (4.92)          .65
                                                        ========       =======        =======       =======

Weighted average number of common shares
 outstanding:
    Basic                                                 13,229        13,219         13,228        13,217
    Diluted                                               13,229        13,239         13,228        13,225
                                                        ========       =======        =======       =======

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                                                                 For the Nine          For the Year
                                                                                 Months Ended              Ended
                                                                                 September 30,          December 31,
                                                                                     2001                   2000
                                                                                 -------------          ------------
                                                                                   (Unaudited)
Common stock:
   Balance, beginning of year                                                        $    140                  140
     Issuance of common stock, par value                                                   --                   --
                                                                                     --------             --------
   Balance, end of period                                                                 140                  140
                                                                                     --------             --------
Additional paid-in capital:
   Balance, beginning of year                                                         231,566              231,515
     Issuance of common stock, net                                                         55                   51
                                                                                     --------             --------
   Balance, end of period                                                             231,621              231,566
                                                                                     --------             --------
Accumulated other comprehensive income (loss):
   Balance, beginning of year                                                         (12,572)             (29,184)
     Changes in net unrealized gain (losses), net of tax                               17,124               16,682
     Other                                                                               (100)                 (70)
                                                                                     --------             --------
   Balance, end of period                                                               4,452              (12,572)
                                                                                     --------             --------
Treasury stock, at cost:
  Balance, beginning of year                                                           (9,459)              (9,459)
    Acquisition of treasury stock                                                          --                   --
                                                                                     --------             --------
  Balance, end of period                                                               (9,459)              (9,459)
                                                                                     --------             --------

Deferred compensation on restricted stock:
   Balance, beginning of year                                                          (3,097)              (3,147)
     Net retirement of restricted stock                                                    32                   50
                                                                                     --------             --------
   Balance, end of period                                                              (3,065)              (3,097)
                                                                                     --------             --------

Retained (loss) earnings:
  Balance, beginning of period                                                        (32,029)              74,536
    Net income (loss) attributable to common stockholders                             (65,044)            (106,565)
                                                                                     --------             --------
  Balance, end of period                                                              (97,073)             (32,029)
                                                                                     --------             --------

          Total stockholders' equity                                                 $126,616              174,549
                                                                                     ========             ========




      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                             (dollars in thousands)


                                                                       Three Months                       Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                                 --------------------------         -----------------------
                                                                    2001            2000            2001            2000
                                                                 --------         -------         ------           ------
Net income (loss) attributable to common stockholders            $(30,540)          2,994         (65,044)          8,526
                                                                 --------           -----         -------          ------
Other comprehensive income (loss), net of taxes:
   Increase (decrease) in unrealized gain or loss on
       investments, net of taxes of $7,376 and $3,207
        for the three months and $10,581 and $3,485 for the
        nine months ended September 30, 2001 and 2000,
        respectively                                               13,697           5,956          19,650           6,472
  Reclassification adjustments for realized gains in
    net income, net of taxes of $(987) and $46 for the
    three months and $(1,360) and ($289) for the nine
    months ended September 30, 2001 and 2000, respectively         (1,834)             86          (2,526)           (537)

   Other                                                              (39)             --            (100)             --
                                                                 --------           -----         -------          ------

     Other comprehensive income (loss), net of                     11,824           6,042          17,024           5,935
       taxes                                                     --------           -----         -------          ------

Comprehensive income (loss)                                      $(18,716)          9,036         (48,020)         14,461
                                                                 ========           =====         =======          ======


      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (dollars in thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         -----------------------------
                                                                                           2001                  2000
                                                                                         ---------             --------
Cash flows (used in) provided by  operating activities:
 Net income (loss)                                                                       $ (64,815)               8,738
                                                                                         ---------             --------

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization                                                              4,809                3,831
  Net realized investment gains                                                             (3,886)                (826)
  Deferred tax expense                                                                          --                2,416
  Change in:
   Premiums in course of collection                                                          9,339              (24,156)
   Premiums due under retrospectively rated policies                                          (422)               2,434
   Receivables from reinsurers                                                             (26,556)              32,738
   Prepaid reinsurance premiums                                                             (1,691)              (6,842)
   Funds on deposit with reinsurers                                                         (1,384)               3,281
   Deferred policy acquisition costs                                                         5,170              (12,528)
   Loss and loss adjustment expense reserves                                                38,565              (49,344)
   Unearned premiums                                                                       (11,181)              61,851
   Other operating assets and liabilities                                                    3,597                1,012
                                                                                         ---------             --------
  Total adjustments                                                                         16,360               13,867
                                                                                         ---------             --------
     Net cash (used in) provided by operating activities                                   (48,455)              22,605
                                                                                         ---------             --------

Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale                                              35,727               81,591
  Equity securities                                                                             --                1,721
  Other invested assets                                                                      2,920                1,258
 Maturities or calls:
  Fixed maturity securities available-for-sale                                             140,564               38,973
 Investment purchases:
  Fixed maturity securities available-for-sale                                            (142,773)            (117,870)
  Equity securities                                                                             --               (1,000)
 Net additions to property and equipment                                                    (2,130)              (1,487)
                                                                                         ---------             --------

  Net cash provided by investing activities                                                 34,308                3,186
                                                                                         ---------             --------

Cash flows from financing activities:
  Repayment of senior bank debt                                                                 --              (10,000)
                                                                                         ---------             --------

  Net cash used in financing activities                                                         --              (10,000)
                                                                                         ---------             --------

Net (decrease) increase in cash and cash equivalents                                       (14,147)              15,791
Cash and cash equivalents at beginning of period                                           109,763               78,283
                                                                                         ---------             --------

Cash and cash equivalents at end of period                                               $  95,616               94,074
                                                                                         =========             ========

Supplemental disclosure of cash flow information and non-cash investing activity:
     Interest paid                                                                       $   3,019                6,478
                                                                                         =========             ========
     Receivable for securities sold, included in other assets                            $  53,980                   --
                                                                                         =========             ========

      See Condensed Notes to Unaudited Consolidated Financial Statements.

                        HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001


1.    Basis of Presentation
      ---------------------

  The accompanying consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

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

  The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern. As described in Note 3, the Company obtained waivers for failure to comply with certain financial covenants at September 30, 2001 pertaining to its bank debt. As described in
Note 5, the Company's primary insurance subsidiaries have been required to obtain insurance regulatory approval prior to entering into certain business transactions and have been required to submit a financial plan to the Texas Department of Insurance regarding the Company's plans in regard to increasing regulatory capital and surplus for these insurance subsidiaries. Furthermore, the Company's ability to continue to write desired business is dependent, in part, on ratings assigned by insurance rating agencies. To the extent the Company is unable to either: obtain additional capital in the near term, obtain additional waivers or alternative financing of debt, continue to operate without additional restrictive regulatory oversight of its insurance subsidiaries, or to maintain its insurance rating, such matters raise substantial doubt about the Company's ability to continue as a going concern. On November 19, 2001, A.M. Best notified the Company that its rating was being reduced from "B" (Fair) to "C-" (Weak).

  Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

  During the three months and nine months ended September 30, 2001, the Company has recorded adverse development on losses incurred for accident years 2000 and prior of $13.3 million and $38.5 million, respectively. The recovery of deferred acquisition costs is based on management's best estimates of operating results, including loss and loss adjustment expense, underwriting expenses, and the timing of these payments. In addition, during the three months ended September 30, 2001, the Company established an allowance of $1.0 million for deferred acquisition costs determined to be unrecoverable. Should these estimated operating results develop unfavorably, the recoverability of deferred acquisition costs could be negatively impacted.

2.    Impact of Recently Issued Standards
      -----------------------------------

  In July 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 is effective January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long

Lived Assets and for Long-Lived Assets to be Disposed Of. As of September 30, 2001, the Company has recorded negative goodwill in the amount of $2.3 million. Upon adoption of Statement 142, the remaining balance of negative goodwill will be recognized as an extraordinary item.

  In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

  In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of Statement 144 on its financial condition and results of operations.

3.    Debt Outstanding
      ----------------

  Effective December 31, 2000, the Company and its lenders entered into an Amendment and Waiver Agreement which amended the Credit Agreement thereby eliminating the defaults of certain covenants, including financial covenants, in the Credit Agreement. The loan under the Credit Agreement is due and payable on April 30, 2002, and is secured by a lien on the Company's principal insurance subsidiaries. As of September 30, 2001, the Company was not in compliance with the Credit Agreement. On November 13, 2001, the Company and the lenders entered into a Waiver to Credit Agreement in which the lenders agreed to waive the breaches of the financial covenants until December 31, 2001. If the Credit Agreement is not refinanced or amended, or if additional waivers are not obtained from the lenders, the Company will be in default of the Credit Agreement on December 31, 2001. A default under the Credit Agreement which is not cured or waived gives the lenders the right to declare the entire loan under the Credit Agreement, $49 million at September 30, 2001, in default, accelerate the maturity of the loan and seek repayment, including seeking to execute on the collateral for the loan, i.e., the stock of the Company's principal insurance subsidiaries. The Company's 10% convertible subordinated debentures ("Debentures") in the principal amount of $60.1 million are due December 31, 2005; however, by virtue of the cross-default provisions of the Debentures, if the loan under the Credit Agreement is in default and the payment of the debt is accelerated, the holders of the Debentures have the right to declare the Debentures in default and accelerate their maturity. Also, at the end of 1999, the Company was in default under certain financial covenants in the Credit Agreement. Effective December 31, 1999, the Company and its lenders amended the Credit Agreement to revise those financial covenants and to provide for the payment of $10.0 million in principal during 2000.

  As required under the December 31, 2000 Amendment and Waiver to the Credit Agreement, the terms of the Debentures have been amended so that only payment in kind ("PIK") interest may be made under the Debentures until the Credit Agreement is paid. New 12.5% convertible subordinated debentures ("New Debentures") in the amount of $5.9 million have been issued as PIK interest.
The New Debentures are in the same form and have the same terms as the Debentures, except that interest is at the rate of 12.5% per annum on the New Debentures beginning July 1, 2001 and the New Debentures are convertible into Common Stock at a conversion price of $6.00 per share.

  In 1996, the Company received individual promissory notes ("Notes") aggregating $2.85 million from certain members of the Company's then management team ("Management Investors") for the purpose of investing in the Debentures. The notes were without personal liability and were secured by a pledge of Debentures. These Debentures were issued in exchange for the Management Investors Notes and were issued pursuant to a Purchase, Redemption and Bonus Agreement. In a non cash transaction, Management Investor Notes of $2.76 million which were due and payable on January 23, 2001, but which were not paid, have been offset against $2.76 million of Management Investor Debentures.

4.  Earnings Per Share
    ------------------

  The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                      -----------------------    ------------------------
                                                        2001          2000         2001           2000
                                                      --------       ------       -------        ------
NUMERATOR:
 Net income (loss) attributable to common
  stockholders as reported and for basic
  earnings per
  share                                               $(30,540)       2,994       (65,044)        8,526
                                                      ========       ======                      ======

DENOMINATOR:
 Denominator for basic earnings (loss) per share -
  weighted average shares outstanding                   13,229       13,219        13,228        13,217
 Effect of dilutive securities:
  Common stock warrants and outstanding stock
  options (based on treasury stock method)                  --           20            --             8
                                                      --------       ------       -------        ------

 Denominator for diluted earnings per share -
  adjusted weighted average shares and assumed
  conversions                                           13,229       13,239        13,288        13,225
                                                      ========       ======       =======        ======

 Basic earnings (loss) per share                      $  (2.31)         .23         (4.92)          .65
 Diluted earnings (loss) per share                    $  (2.31)         .23         (4.92)          .65
                                                      ========       ======       =======        ======

  The Debentures, which are convertible into approximately 3.7 million shares, were outstanding during the nine months ended September 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. The New Debentures, which are convertible into approximately 1 million shares, were outstanding during the three and nine months ended September 30, 2001, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. Common stock warrants attached to the Debentures for approximately 3.8 million shares for 2001 and 5 million shares for 2000, respectively, were not included in the earnings per share calculation as they were antidilutive.

  Stock options for approximately 1.1 million and .9 million shares for 2001 and 2000, respectively, were not included in earnings per share calculations as they were antidilutive.

5.  Dividends from Subsidiaries and Statutory Information
    -----------------------------------------------------

  The Company's insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. Due to the Company's operating losses, dividend payments to Highlands Group from its insurance subsidiaries are currently limited to approximately $1.0 million in 2001 without prior regulatory approval.

  Two of the Company's insurance subsidiaries, Northwestern National Casualty Company ("NNCC") and NN Insurance Company ("NNI") a subsidiary of NNCC, and the Wisconsin Insurance Commissioner entered into a stipulation and order in October 2001 requiring prior approval of transactions with affiliates, including the payment of dividends and tax sharing payments, and of any transaction involving the transfer of a material portion of NNCC's or NNI's business or other similar transaction other than in the ordinary course of business. The foregoing requirement does not apply to existing contracts. The Company has agreed to obtain prior approval from the Texas Department of Insurance ("Texas Department") for any affiliated transactions of $1,000,000 or more in any year. This requirement does not apply to transactions under existing and previously approved reinsurance, management, tax allocation, investment or administrative agreements. The Company also agreed to provide the Texas Department notice of any proposed material transaction between the Company and any non-affiliated entity. On October 9, 2001, the Texas Department requested that the Company submit a plan to show how it intended to correct certain operational and financial issues. On November 13, 2001, the Company submitted that plan which included the financial plan set forth below.

  The Company is implementing a comprehensive financial plan (the "Plan") to restructure the Company in an effort to return it to profitability. This Plan includes the ceasing to write personal lines by selling books of business, nonrenewing policies and withdrawing from personal lines of business. The Company is focusing its attention on its current commercial business which it is re-underwriting and re-pricing as it leaves unprofitable lines and states. The Company is re-evaluating its agents' profitability and plans to reduce its ongoing agency force from approximately 2,200 to approximately 500. This Plan is expected to result in a reduction of net written premiums from over $400 million in 2001 to under $200 million in 2002. Accompanying this reduction in premiums, the Company is taking actions to manage the expenses to appropriate levels. The Company has eliminated five regional offices and established two field support centers to process the remaining regional business. The Company announced the elimination of 190 positions previously this year in connection with those actions and expects to continue to reduce its workforce as appropriate. The success of the Plan could be adversely affected by changes in the Company's A.M. Best rating, change in the industry or market conditions, the occurrence of catastrophes, or other uncertainties. On November 19, 2001, A.M. Best notified the Company that its rating was being reduced from "B" ("Fair") to "C-" (Weak).

  A Special Committee was formed by the Board of Directors of the Company on March 29, 2001 in connection with the Company's exploration of engaging in one or more transactions, including without limitation one or more of the following: a merger, consolidation or sale of all or a portion of its business or assets; an acquisition of another company or business; obtaining an investment in the Company; a joint venture or other joint endeavor (including creating a new entity to effect any such venture or endeavor); a strategic or other transaction (a "Transaction"). There can be no assurance that the Company will be successful in pursuing any of these alternatives. The Special Committee was formed to avoid potential conflicts of interest. The Company may not take any action with respect to a proposed Transaction unless such proposed Transaction is recommended for approval to the full Board of Directors of the Company by the Special Committee evidenced by a resolution duly adopted by the Special Committee. The powers and authorities of the Special Committee include to retain independent legal, accounting, actuarial or other advisors to advise the Special Committee in connection with any proposed Transaction; to obtain reports (including without limitation one or more fairness opinions) concerning proposals for one or more Transactions; to cause its financial advisors to solicit indications of interest from one or more persons or entities with respect to engaging in a Transaction; to negotiate the form, terms and provisions of any proposed Transaction; to consider and approve or disapprove any and all agreements (subject to the ultimate authority of the full Board of Directors of the Company, upon recommendation of the Special Committee, to approve any definitive agreement in connection with any Transaction) related to any proposed Transaction; and to recommend to the full Board of Directors of the Company the approval or disapproval of any proposed Transaction. The Company has retained two independent investment advisors to advise the Special Committee in connection with any proposed Transaction.

  The States of domicile for the Company's insurance subsidiaries impose risk-based capital (RBC) requirements on insurance enterprises, including the Company's subsidiaries. The RBC Model serves as a benchmark for the regulation of insurance companies by state insurance regulators. RBC provides for targeted surplus levels based on formulas which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company's assets (asset or default risk); (b) the risk of default on amounts due from reinsurers, policyholders or other creditors (credit risk); (c) the risk of under-estimating liabilities from business already written or inadequately pricing business to be written in the coming year (underwriting risk); and, (d) the risk associated with items such as excessive premium growth, contingent liabilities and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the Authorized Control Level RBC (ACLC).

  The RBC guidelines define specific capital levels based on a company's ACLC that are determined by the ratio of the company's total adjusted capital (TAC) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The specific capital levels, in declining order, and applicable ratios are generally as follows: "Company Action Level" where TAC is less than or equal to 2.0 times ACLC; "Regulatory Action Level" where TAC is less than or equal to 1.5 times ACLC; "Authorized Control Level" where TAC is less than or equal to 1.0 times ACLC; and, "Mandatory Control Level" where TAC is less than or equal to 0.7 times ACLC. Companies at the Company Action Level must submit a comprehensive financial plan to the insurance commissioner of the state of domicile. Companies at the Regulatory Action Level are subject to a mandatory examination or analysis by the commissioner and possible required corrective actions. At the Authorized Control Level, a company is subject to, among other things, the commissioner placing it under regulatory control. At the Mandatory Control Level, the insurance commissioner is required to place a company under regulatory control.

  The Company's financial plan as submitted to the Texas Department of Insurance on November 13, 2001 anticipates the Company may trigger an action level at December 31, 2001 for Highlands Insurance Company. Failure to meet the capital requirements and interim capital targets included in the Company's comprehensive financial plan would expose the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and placing the Company under regulatory control. The ultimate outcome of this situation cannot presently be determined.

  Combined net income (loss) and policyholders' surplus of the Company's combined insurance subsidiaries, as determined in accordance with statutory accounting practices, follows for the three and nine months ended September 30, 2001 and 2000 (in millions):

                                  Three Months Ended                Nine Months Ended
                                     September 30,                     September 30,
                                 --------------------              --------------------
                                  2001           2000               2001           2000
                                 ------         -----              -----          -----
 Net income (loss)               $(16.6)          2.3              (50.0)           4.6
                                 ======         =====              =====          =====
  Policyholders surplus          $142.8         262.1              142.8          262.1
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                           Three Months Ended                          Nine Months Ended
                                                             September 30,                               September 30,
                                                     ------------------------------               ---------------------------
                                                         2001                2000                   2001               2000
                                                      ---------            --------               --------           --------
                                                      (dollars in thousands)                      (dollars in thousands)
Consolidated Results:

Gross premiums written                                $ 112,486             136,607                434,791            368,520
Net premiums written                                  $  98,865             121,349                390,493            329,828
                                                      =========             =======               ========           ========
Net premiums earned                                   $ 131,666             102,912                403,365            274,820
Loss and loss adjustment expense incurred              (124,925)            (77,869)              (362,980)          (204,605)
Underwriting expenses                                   (51,492)            (33,129)              (144,432)           (96,339)
                                                      ---------             -------               --------           --------
Underwriting loss                                       (44,751)             (8,086)              (104,047)           (26,124)
Net investment income                                    14,854              15,639                 45,459             46,721
Net realized investment gains (losses)                    2,821                (132)                 3,886                826
Debt interest and amortization expense                   (2,743)             (3,056)                (8,683)            (9,176)
Other (expenses) income, net                               (642)               (320)                (1,302)              (969)
                                                      ---------             -------               --------           --------
Income (loss) before taxes                              (30,461)              4,045                (64,687)            11,278
Income tax expense                                            2                 980                    128              2,540
                                                      ---------             -------               --------           --------
Net income (loss)                                     $ (30,463)              3,065                (64,815)             8,738
Dividends paid on mandatorily redeemable
 preferred stock                                             77                  71                    229                212
                                                      ---------             -------               --------           --------
  Net income (loss) attributable to common
   stockholders                                       $ (30,540)              2,994                (65,044)             8,526
                                                      =========             =======               ========           ========
Earnings (loss) per common share:
  Basic                                                  $(2.31)                .23                  (4.92)               .65
                                                      =========             =======               ========           ========
  Diluted                                                $(2.31)                .23                  (4.92)               .65
                                                      =========             =======               ========           ========
Ratios:
  Loss                                                     94.9%               75.7%                  90.0%              74.5%
  Expense                                                  39.1%               32.2%                  35.8%              35.1%
                                                      ---------             -------               --------           --------
   Combined                                               134.0%              107.9%                 125.8%             109.6%
                                                      =========             =======               ========           ========

PERIOD TO PERIOD COMPARISONS

   Gross Premiums Written. Gross premiums written for the three months and nine months ended September 30, 2001 and 2000 were $112.5 million, $136.6 million, $434.8 million and $368.5 million, respectively. The $24.1 million or 17.6% decrease for the quarter is due in part to the implementation of the Company's financial plan to reduce premiums and operating expenses and to the downgrade in the Company's A.M. Best Rating on April 18, 2001 from B++ (very good) to B. The $66.3 million or 18% increase for the nine months, partially offset by the third quarter decrease, is due primarily to growth in the core commercial and personal lines from new and renewal business produced by the Company's regional offices in the first two quarters.

  The Company is implementing a financial plan aimed at actively managing the reduction of its written premium to a level below $200 million for 2002 compared to over $400 million estimated for 2001. This plan is designed to enable the Company to focus on historically profitable lines of its business.

   The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written, net premiums written and net premiums earned to fluctuate significantly from period to period. Gross premiums written did not include any significant adjustment for the nine months ended September 30, 2001 or 2000. Experience rated contracts, such as retrospectively rated policies, reduce but do not eliminate, risk to the insurer.

   Net Premiums Written. Net premiums written for the three months and nine months ended September 30, 2001 and 2000 were $98.9 million, $121.3 million, $390.5 million and $329.8 million, respectively. The decrease of $22.4 million or 18.5% and the increase of $60.7 million or 18.4% in 2001 compared to 2000 are related to the factors affecting gross premiums written.

  Net Premiums Earned. Net premiums earned for the three months and nine months ended September 30, 2001 and 2000 were $131.7 million, $102.9 million, $403.4 million and $274.8 million, respectively. The increase of $28.8 million and $128.6 million or 28.0% and 46.8% in 2001 compared to 2000 is related to the earnings pattern of net premiums written. Net premiums written are initially deferred and earned based upon the terms of the underlying policies which causes earning trends to lag behind written premium trends during periods of increasing or decreasing net premiums written.

  Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expenses incurred for the three months and nine months ended September 30, 2001 and 2000 were $124.9 million, $77.9 million, $363.0 million and $204.6 million, respectively. The loss and loss adjustment expense ratio for the three months and nine months ended September 30, 2001 and 2000 was 94.9%, 75.7%, 90.0% and 74.5%, respectively. The third quarter reported loss and loss adjustment expense ratio of 94.9% includes approximately 21.0 points, or approximately $27.6 million, of loss reserve strengthening ($13.3 million for 2000 and prior accident years and $14.3 million for the current accident year). For the nine months ended September 30, 2001, approximately $52.8 million ($38.5 million of which was for prior accident years) of reserve strengthening increased the reported loss ratio of 90.0% by 13.1 points. For the nine months ended September 30, 2001, the significant reserve increases were in the workers' compensation ($22.2 million) and commercial automobile liability ($12.1 million) lines of business.

  Underwriting Expenses. Underwriting expenses for the three months and nine months ended September 30, 2001 and 2000 were $51.5 million, $33.1 million, $144.4 million and $96.3 million, respectively. The expense ratio for the three months and nine months ended September 30, 2001 and 2000 was 39.1%, 32.2%, 35.8% and 35.1%, respectively. The increases primarily relate to the additional acquisition costs associated with the increase for the nine months ended September 30, 2001 in earned premium and expenses for uncollectible premiums of $5.8 million ($3.1 million for the three months ended September 30, 2001) for a commercial automobile program. In addition, during the three months ended September 30, 2001, the Company established an allowance of $1.0 million for deferred acquisition costs that were determined to be unrecoverable.

  Investment Results. Net investment income for the three months and nine months ended September 30, 2001 and 2000 was $14.9 million, $15.6 million, $45.5 million and $46.7 million, respectively. Net investment income decreased $.7 million and $1.2 million compared to 2000. Interest rates on the short end of the yield curve have decreased significantly in 2001 compared to 2000. Net realized investment gains (losses) for the Company were $2.8 million, $(.1) million, $3.9 million and $.8 million for the three months and nine months ended September 30, 2001 and 2000, respectively.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months and nine months ended September 30, 2001 and 2000 was $2.7 million, $3.1 million, $8.7 million and $9.2 million, respectively. The reduction for the three months and nine months ended September 30, 2001 compared to 2000 reflects the paydown of the Company's senior bank debt and a lower variable interest rate in 2001.

  Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

  Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense, which includes state taxes, for the three months and nine months ended September 30, 2001 and 2000 was $2 thousand, $1.0 million, $.1 million and $2.5 million, respectively. During the fourth quarter of 2000, the Company increased its valuation allowance from approximately $12.2 million at September 30, 2000 to approximately $95.6 million at December 31, 2000 related to its $134.8 million of deferred tax assets. During 2001, the Company increased its valuation allowance to approximately $116.5 million related to its $144.3 million of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

  Highlands Group is a holding company, the principal assets of which at September 30, 2001 are all of the capital stock of Highlands Holding Company, Inc. and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations.

Holding Company

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes and debt service.
Operating expenses and other taxes imposed on the Company are not material. The annual cash interest requirements relating to the Company's loan under the Credit Agreement is approximately $4.0 million for 2001. The loan under the Credit Agreement is due and payable on April 30, 2002, and is secured by a lien on the Company's principal insurance subsidiaries. Effective December 31, 2000, the Company and its lenders entered into an Amendment and Waiver Agreement which amended the Credit Agreement thereby eliminating the defaults of certain covenants, including financial covenants, in the Credit Agreement. As of September 30, 2001, the Company was not in compliance with certain financial covenants under the Credit Agreement. On November 13, 2001, the Company and the lenders entered into a Waiver to Credit Agreement in which the lenders agreed to waive the breaches of the financial covenants until December 31, 2001. If the Credit Agreement is not refinanced or amended, or if additional waivers are not obtained from the lenders, the Company will be in default of the Credit Agreement on December 31, 2001. A default under the Credit Agreement which is not cured or waived gives the lenders the right to declare the entire loan under the Credit Agreement, $49 million at September 30, 2001, in default, accelerate the maturity of the loan and seek repayment, including seeking to execute on the collateral for the loan, i.e., the stock of the Company's principal insurance subsidiaries. The outstanding 10% convertible subordinated debentures (the "Debentures") in the principal amount of $60.1 million are due December 31, 2005; however, by virtue of the cross-default provisions of the Debentures, if the loan under the Credit Agreement is in default and the payment of the debt is accelerated, the holders of the Debentures have the right to declare the Debentures in default and accelerate their maturity. Also, at the end of 1999, the Company was in default under certain financial covenants in the Credit Agreement. Effective December 31, 1999, the Company and its lenders amended the Credit Agreement to revise those financial covenants and to provide for the payment of $10.0 million in principal during 2000.

  Highlands Group's principal sources of funds are dividends and tax sharing payments from its subsidiaries, if any, and funds that may be raised from time to time from the issuance of additional debt or equity securities. The payment of dividends by the insurance subsidiaries is subject to restrictions and limitations imposed by the insurance regulatory authorities. Two of the Company's insurance subsidiaries, Northwestern National Casualty Company ("NNCC") and NN Insurance Company ("NNI"), a subsidiary of NNCC, and the Wisconsin Insurance Commissioner entered into a stipulation and order in October 2001 requiring prior approval of transactions with affiliates, including the payment of dividends and any tax sharing payments, and of any transaction involving the transfer of a material portion of NNCC's or NNI's business or other similar transaction other than in the ordinary course of business. The foregoing restrictions do not apply to existing contracts. The Company has agreed to obtain prior approval from the Texas Department of Insurance ("Texas Department") for any affiliated transactions of $1,000,000 or more in any year. This requirement does not apply to transactions under existing and previously approved reinsurance, management, tax allocation, investment or administrative agreements. The Company also agreed to provide the Texas Department notice of any proposed material transaction between the Company and any non-affiliated entity. On October 9, 2001, the Texas Department requested that the Company submit a plan to show how it intended to correct certain operational and financial issues. On November 13, 2001, the Company submitted that plan which included the financial plan described below. (See Insurance Subsidiaries--Insurance Operations)

  Both the issuance of additional debt and the issuance of additional equity securities at a price less than current market price would require the consent of the holders of a majority in interest of the Debentures pursuant to the covenants contained in the Debentures.

  As stated above, annual cash interest payments under the Credit Agreement approximates $4 million for 2001 and, even in the absence of defaults, the loan under the Credit Agreement is due and payable on April 30, 2002. The Company is taking a number of steps to deal with these requirements.

  First, as required under the December 31, 2000 Amendment and Waiver to the Credit Agreement, the terms of the Debentures have been amended so that only payment in kind ("PIK") interest may be made under the Debentures until the loan under the Credit Agreement is paid. The PIK interest will be paid in the form of a new 12.5% convertible subordinated debenture due December 31, 2005 (the "New Debentures"). The New Debentures are in the same form and have the same terms as the Debentures, except that interest is at the rate of 12.5% per annum and the New Debentures are convertible into Common Stock at a conversion price of $6.00 per share. Cash interest on the New Debentures may not be paid until the loan under the Credit Agreement is paid. New Debentures in the amount of $5.9 million were issued in April 2001 as PIK interest. Secondly, the Company has retained two investment advisors to explore strategic and other alternatives available to the Company, and to advise the Special Committee described below on proposed transactions. There can be no assurance that the Company will be successful in pursuing any of these alternatives. If the Company is not successful, it will need to pay or refinance the loan under the Credit Agreement by April 2002. There is no assurance that the Company will have the resources to pay the loan or that it will be able to find a source of refinancing.

  A Special Committee was formed by the Board of Directors of the Company on March 29, 2001 in connection with the Company's exploration of engaging in one or more transactions, including without limitation one or more of the following: a merger, consolidation or sale of all or a portion of its business or assets; an acquisition of another company or business; obtaining an investment in the Company; a joint venture or other joint endeavor (including creating a new entity to effect any such venture or endeavor); a strategic or other transaction (a "Transaction"). The Special Committee was formed to avoid potential conflicts of interest. The Company may not take any action with respect to a proposed Transaction unless such proposed Transaction is recommended for approval to the full Board of Directors of the Company by the Special Committee evidenced by a resolution duly adopted by the Special Committee. The powers and authorities of the Special Committee include to retain independent legal, accounting, actuarial or other advisors to advise the Special Committee in connection with any proposed Transaction; to obtain reports (including without limitation one or more fairness opinions) concerning proposals for one or more Transactions; to cause its financial advisors to solicit indications of interest from one or more persons or entities with respect to engaging in a Transaction; to negotiate the form, terms and provisions of any proposed Transaction; to consider and approve or disapprove any and all agreements (subject to the ultimate authority of the full Board of Directors of the Company, upon recommendation of the Special Committee, to approve any definitive agreement in connection with any Transaction) related to any proposed Transaction; and to recommend to the full Board of Directors of the Company the approval or disapproval of any proposed Transaction. The Company has retained two independent investment advisors to advise the Special Committee in connection with any proposed Transaction.

  The States of domicile for the Company's insurance subsidiaries impose risk-based capital (RBC) requirements on insurance enterprises, including the Company's subsidiaries. The RBC Model serves as a benchmark for the regulation of insurance companies by state insurance regulators. RBC provides for targeted surplus levels based on formulas which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company's assets (asset or default risk); (b) the risk of default on amounts due from reinsurers, policyholders or other creditors (credit risk); (c) the risk of under-estimating liabilities from business already written or inadequately pricing business to be written in the coming year (underwriting risk); and, (d) the risk associated with items such as excessive premium growth, contingent liabilities and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the Authorized Control Level RBC (ACLC).

  The RBC guidelines define specific capital levels based on a company's ACLC that are determined by the ratio of the company's total adjusted capital (TAC) to its ACLC. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The specific capital levels, in declining order, and applicable ratios are generally as follows: "Company Action Level" where TAC is less than or equal to 2.0 times ACLC; "Regulatory Action Level" where TAC is less than or equal to 1.5 times ACLC; "Authorized Control Level" where TAC is less than or equal to 1.0 times ACLC; and, "Mandatory Control Level" where TAC is less than or equal to 0.7 times ACLC. Companies at the Company Action Level must submit a comprehensive financial plan to the insurance commissioner of the state of domicile. Companies at the Regulatory Action Level are subject to a mandatory examination or analysis by the commissioner and possible required corrective actions. At the Authorized Control Level, a company is subject to, among other things, the commissioner placing it under regulatory control. At the Mandatory Control Level, the insurance commissioner is required to place a company under regulatory control.

  The Company's financial plan as submitted to the Texas Department of Insurance on November 13, 2001 anticipates the Company may trigger an action level at December 31, 2001 for Highlands Insurance Company. Failure to meet the capital requirements and interim capital targets included in the Company's comprehensive financial plan would expose the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and placing the Company under regulatory control. The ultimate outcome of this situation cannot presently be determined.

Insurance Subsidiaries

  Insurance Operations. The principal sources of funds for the insurance subsidiaries are premiums and amounts earned from the investment of such premiums. The principal uses of funds by these subsidiaries are loss payments and related expenses, underwriting expenses, other operating expenses and dividends and tax sharing payments to Highlands Group.

  The Company is implementing a comprehensive financial plan (the "Plan") to restructure the Company in an effort to return it to profitability. The Plan (which has been submitted to the Texas Department) includes the ceasing to write personal lines by selling books of business, nonrenewing policies and withdrawing from personal lines of business. The Company is focusing its attention on its current commercial business which it is re-underwriting and re-pricing as it leaves unprofitable lines and states. The Company is re-evaluating its agents' profitability and plans to reduce its ongoing agency force from approximately 2,200 to approximately 500. The Plan is expected to result in a reduction of net written premiums from over $400 million in 2001 to under $200 million in 2002. Accompanying this reduction in premiums, the Company is taking actions to manage its expenses to appropriate levels. The Company has eliminated five regional offices and established two field support centers to process the remaining regional business. The Company announced the elimination of 190 positions previously this year in connection with those actions and expects to continue to reduce its workforce as appropriate. The success of the Plan could be adversely affected by changes in the Company's rating by A.M. Best, changes in the industry or market conditions, the occurrence of catastrophes, or other uncertainties. On November 19, 2001, A.M. Best notified the Company that its rating was being reduced from "B" (Fair} to "C-" (Weak).

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

  The Company attempts to match the duration of its investment portfolio against the anticipated payout pattern of its loss and loss adjustment expenses. As the Company anticipates a continued reduction in premium writings, the payment of loss and loss adjustment expenses will result in negative cash flows from operations. However, management believes that the negative cash flow from operations will be appropriately matched by maturities and sales in the investment portfolio.

Forward Looking Information

  The statements included in this Form 10-Q for the quarter ended September 30, 2001, regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual statement on Form 10-K for the year ended December 31, 2000.

PART II   Other Information

ITEM 1.   LEGAL PROCEEDINGS

  From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-1990's, over 20,000 third party asbestos claims have been made against Halliburton. Through September 30, 2001, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

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

  On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action. Oral argument on Halliburton's motions to dismiss and the Company's motion for judgment on the pleadings in the Delaware Action was held on November 30, 2000. On March 21, 2001, the Chancery Court in the Delaware Action issued its decision in favor of the Company, finding that the fixed premium policies had been terminated pursuant to the Investment Agreement. An order was issued to that effect on April 3, 2001. Halliburton filed an appeal of the order to the Delaware Supreme Court on April 18, 2001. Oral argument before the Delaware Supreme Court was held on September 17, 2001. To date, no decision has been issued by the Delaware Supreme Court.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  See discussion at Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 4.  Submission of Matters to a Vote of Security Holders

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           None

      (b)  Reports on Form 8-K

           The Company filed a Form 8-K on March 16, 2001, August 27, 2001, and November 8, 2001

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HIGHLANDS INSURANCE GROUP, INC.(Registrant)


Date: November 19, 2001        By /s/ Stephen L. Kibblehouse
                                  ----------------------------------
                                  Stephen L. Kibblehouse
                                  Co-Chief Executive Officer
                                  (Authorized Signatory)

Date: November 19, 2001        By /s/ James W. Hooker
                                  ---------------------------------
                                  James W. Hooker
                                  Controller and Principal Accounting Officer
                                  (Authorized Signatory)