Form 10-K
period 2001-12-31
HIGHLANDS INSURANCE GROUP INC
filed 2002-04-15
CIK 1002816

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001
                                      OR

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

          Securities registered pursuant to Section 12(b) of the Act:


                                           Name of each exchange on
    Title of each class                        which registered
    -------------------                        ----------------
Common Stock $.01 Par Value                          None
                               New York Stock Exchange (until December 12, 2001)



          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2002, was $454,248.65 (based on $0.035 per share). At March 1, 2002, the Registrant had outstanding 13,424,433 shares of its Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

     Item                                                                                                              Page
     ----                                                                                                              ----
                                                          PART I

            1.  Business.......................................................................................          1
            2.  Properties.....................................................................................         11
            3.  Legal Proceedings..............................................................................         11
            4.  Submission of Matters to a Vote of Security Holders............................................         12

                                                          PART II

            5.  Market for Company's Common Stock and Related Stockholder Matters..............................         13
            6.  Selected Financial Data........................................................................         14
            7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........         15
           7A.  Quantitative and Qualitative Disclosures about Market Risk.....................................         20
            8.  Financial Statements and Supplemental Data.....................................................         20
            9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........         20

                                                         PART III

           10.  Directors and Executive Officers of the Registrant.............................................         21
           11.  Executive Compensation.........................................................................         23
           12.  Security Ownership of Certain Beneficial Owners and Management.................................         29
           13.  Certain Relationships and Related Transactions.................................................         31

                                                          PART IV

           14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................         32

                                     PART I

ITEM 1: Business.

General

     Highlands Insurance Group, Inc. (the "Highlands Group") is an insurance holding company that, through its subsidiaries (collectively, the "Company"), is engaged in the property and casualty insurance business. Until January 23, 1996, the Highlands Group was a wholly-owned subsidiary of Halliburton Company ("Halliburton"). On that date, the shares of the Highlands Group's common stock (the "Common Stock") were distributed to holders of common stock of Halliburton in the form of a dividend. In April 1997, the Highlands Group acquired Vik Brothers Insurance, Inc. and its subsidiaries which was renamed American Reliance, Inc. The acquisition was accounted for as a purchase and, accordingly, the financial results of American Reliance, Inc. and its subsidiaries ("American Reliance") are included in the consolidated financial statements effective as of the date of acquisition.

     The Company incurred a net loss of $341.9 million in 2001 and a net loss of $106.6 million in 2000. The Company currently owes $47.5 million to secured lenders under a Credit Agreement. This loan, which is collateralized by a first lien on the stock of the Company's insurance subsidiaries, comes due on April 30, 2002. In addition, the Company is currently in default under the terms of the Credit Agreement. The Company also has outstanding Convertible Subordinated Debentures in the principal amount of $62.85 million which are due December 31, 2005. However, by virtue of the cross default provisions of the debentures, if either the senior bank debt becomes due and is not paid or is in default and the maturity of the debt is accelerated, the holders of the debentures have the right to declare the debentures in default and accelerate their maturity. Due to the Company's current financial condition, see Item 6: "Selected Financial Data" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations," Highlands Group is currently investigating the possibility of filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

     In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, State Capital Insurance Company, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering Northwestern National Casualty Company, the Company's second largest insurance subsidiary, and NN Insurance Company, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended in Florida, Illinois, Kansas, Kentucky, Minnesota, Missouri, New Mexico, Ohio and Rhode Island, and by the U.S. Department of Treasury and the U.S. Department of Labor with respect to federal surety and workers' compensation programs. The licenses in Connecticut and North Carolina have been amended to allow the companies to service existing business only. The Company has also agreed to cease writing new and renewal business in Colorado, Maine, Michigan and South Carolina and has been removed from the list of eligible surplus lines insurers in New Mexico, Texas and Virginia. Except where prohibited by regulation or where withdrawal plans have been filed and are pending, the Company is not renewing any business upon policy term expiration. See "Regulation."

     On November 19, 2001, A.M. Best Company downgraded the financial rating of the Company from B (Fair) to C- (Weak). On March 25, 2002, the Company was rated NR-4 (not rated at Company's request) by A.M. Best. As a result of the downgrade in November 2001 and continuing financial losses, on December 7, 2001, the Company announced its intention to cease writing new and renewal business and to "run-off" existing claims and business. As part of the run-off plan, the Company closed underwriting operations in Woodland Hills and Sacramento, California, Denver, Colorado, Nashville, Tennessee, Houston, Texas and Brookfield, Wisconsin. Underwriting operations in Raleigh, North Carolina and Lawrenceville, New Jersey are scheduled to close in 2002.

     The Company intends to maintain its Lawrenceville, New Jersey office to manage run-off operations and processing. Finance and information technology functions will continue to operate out of the Houston, Texas office and statistical reporting functions will operate out of Brookfield, Wisconsin. The Company has claim operations in Lawrenceville, New Jersey, Raleigh, North Carolina, Brookfield, Wisconsin, Tustin and Woodland Hills, California and Houston, Texas.

     As of December 31, 2001, the Company had 629 employees. The Company will continue to reduce its employee headcount throughout 2002.

Products

     The Company no longer writes new business and has requested, and in the vast majority of cases received, permission from state insurance departments to nonrenew existing business. As a result, the Company's insurance operations are in run-off.

     Prior to going into run-off, the Company wrote commercial and personal property and casualty coverage. The commercial lines included primarily commercial multiple peril, workers' compensation, general liability and commercial automobile insurance. Policies written for large commercial accounts were underwritten on a high deductible or retrospectively rated basis, with significant risk retention by the insured. Policies written for small to medium-sized accounts were generally on a fixed premium basis where the insured had little or no retained risk, although certain workers' compensation policies provided for profit sharing participation to the insured in the form of dividends. The personal lines consisted of homeowners multiple peril and dwelling fire and personal automobile insurance. Additionally, the Company wrote inland marine insurance which was generally unrelated to the commercial or personal lines property and casualty products.

     The following table sets forth the Company's gross premiums written by product line for the periods indicated.

                                                    Years Ended December 31,
                                                    ------------------------
                                                      2001      2000      1999
                                                     ------    ------     -----
                                                           (in millions)
     Workers' compensation.....................     $129.2     128.0      70.8
     Commercial automobile.....................      119.1     115.2      50.5
     Commercial multiple peril.................      112.9     137.2     101.4
     Homeowners multiple peril and fire........       54.7      52.6      49.0
     Personal automobile.......................       25.2      26.6      29.9
     General liability.........................       25.1      48.2      42.4
     Inland marine.............................        7.2       1.1       7.2
     Ocean marine..............................         .1        --       8.6
     Discontinued lines........................          0       1.6       1.3
     Other.....................................       25.5       6.6       3.0
                                                    ------     -----     -----
               Total...........................     $499.0     517.1     364.1
                                                    ======     =====     =====

     The following is a description of the types of insurance products that were sold by the Company.

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

Geographic Distribution

     The following table sets forth the geographic distribution of the Company's gross premiums written for the periods indicated.

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2001         2000        1999
                                                 ------       ------      ------
                                                          (in millions)
     California..............................   $ 54.6         81.2        53.0
     New York................................     49.1         47.5        13.3
     New Jersey..............................     48.7         44.6        39.1
     Pennsylvania............................     38.6         40.2        32.2
     Texas...................................     27.9         67.7        46.7
     Illinois................................     21.5         15.1         6.1
     North Carolina..........................     20.2         23.3        23.6
     Wisconsin...............................     19.2         16.0        10.2
     Tennessee...............................     12.6          9.6         2.5
     Minnesota...............................     11.4         10.5         4.5
     Other...................................    195.2        161.4       132.5
                                                ------        -----       -----
                                                $499.0        517.1       364.1
                                                ======        =====       =====

Claim

     Claims are processed out of six offices located in Lawrenceville, New Jersey, Raleigh, North Carolina, Houston, Texas, Tustin and Woodland Hills, California and Brookfield, Wisconsin. The Company intends to adjust claim staff and locations as appropriate based on caseloads. Home office claim support is located in Lawrenceville, New Jersey, which established claim policies and procedures for the regional claim offices. The home office also provides support on complex claims, such as environmental/mass tort, asbestos, and construction defect claims, fraud detection and administration, and conducts an oversight audit function for each regional claim office. In addition, a centralized salvage and subrogation unit is located in Raleigh, North Carolina. The Company primarily uses its own adjusters to settle claims, but also uses independent adjusters when necessary for claims in remote areas. The Company uses in-house counsel for a portion of its claims litigation.

Loss and Loss Adjustment Expense Reserves

     Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The Company's loss and loss adjustment expense reserves are reviewed quarterly by the Company's internal actuaries and at year end by the Company's independent actuaries. The Company's independent actuaries issued opinions on the 2001 loss and loss adjustment expense reserves for the insurance subsidiaries, as required for their statutory filings with the various insurance departments.

     The process of estimating loss reserves involves many variables and subjective judgments. As part of the reserving process, insurers review historical data and consider the impact of various factors such as changes in the Company's operations (such as underwriting or claims handling), trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy of reserves is affected by many factors.

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

     In accordance with industry practice, the Company maintains reserves for estimated unreported losses and associated adjustment and litigation expenses. These reserves are established to provide for claims which have been incurred but not yet reported ("unreported losses") and to provide for adverse development on reported losses. A significant portion of the Company's loss reserves are the reserves relating to unreported losses. These reserves, by definition, are not established for specific claims. In calculating reserves for unreported losses, therefore, the Company estimates the ultimate net liability for losses using various techniques. Such reserves are established based on loss experience and are grouped both by class of business and by accident year. Reserve adjustments relating to unreported losses are also made to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses over time.

     During the loss adjustment period, additional facts regarding individual claims may become known. As the Company becomes aware of additional facts, it may become necessary for it to refine and adjust liability estimates, and even after adjustment, the ultimate net liability for claims may be less than or greater than the revised estimates.

     As a result of a reserve analysis done in the fourth quarter of 2001 by the Company and its independent actuary, it was determined that there had been adverse development in the 2000 accident year of approximately $89 million. The 2000 accident year net loss and net loss adjustment expense ratio is 100.1%. Also, the reserve analysis demonstrated that losses incurred and loss adjustment expenses in the 2001 accident year would exceed the Company's estimates by more than 10 percentage points. For 2001, the Company recorded a 95% accident year and a 134.3% calendar year loss and loss adjustment expense ratio on $496.6 million of net earned premium. The adverse development in 2001 and 2000 came primarily from the following four lines of business--workers' compensation, general liability, commercial multiple peril and commercial auto liability. The adverse development amounts related to asbestos and environmental claims for 2001, 2000 and 1999 were $14.8 million, $7.8 million and $1.8 million, respectively.

     The following table presents a reconciliation of total beginning and ending reserve balances of the Company for loss and loss adjustment expense for the periods indicated.

                                                                      2001          2000          1999
                                                                   ----------     ---------     ---------
                                                                              (in millions)
Balance at January 1...........................................    $1,392,497     1,353,524     1,603,548
  Less--Reinsurance recoverables...............................       626,647       614,208       732,567
                                                                   ----------     ---------     ---------
Net balance at January 1.......................................       765,850       739,316       870,981
                                                                   ----------     ---------     ---------
Incurred related to--
  Current year.................................................       470,038       321,181       247,027
  Prior year--
     Asbestos and environmental................................        14,748         7,762         1,795
     All other.................................................       182,332        17,194        (9,882)
                                                                   ----------     ---------     ---------
  Total prior year.............................................       197,080        24,956        (8,087)
                                                                   ----------     ---------     ---------
     Total incurred............................................       667,118       346,137       238,940
                                                                   ----------     ---------     ---------
Paid related to--
  Current year.................................................       163,428       136,565       101,294
  Prior year--
     Asbestos and environmental................................         7,258        11,041        15,038
     All other.................................................       272,032       171,997       230,240
                                                                   ----------     ---------     ---------
  Total prior year.............................................       279,290       183,038       245,278
                                                                   ----------     ---------     ---------
     Total paid................................................       442,718       319,603       346,572
                                                                   ----------     ---------     ---------
Elimination of LMI reserves(1).................................            --            --        24,033
                                                                   ----------     ---------     ---------
Net balance at December 31.....................................       990,250       765,850       739,316
Add--Reinsurance recoverables..................................       608,877       626,647       614,208
                                                                   ----------     ---------     ---------
Balance at December 31.........................................    $1,599,127     1,392,497     1,353,524
                                                                   ==========     =========     =========

__________
     (1) The Company wrote off its investment in LMI Insurance Company("LMI") in 1999. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The loss reserve experience of the Company, as reflected on the basis of generally accepted accounting principles, is shown in the following table, which represents the development of balance sheet reserves for 1991 through 2001. The top three lines of the table reconcile gross loss and loss adjustment expense reserves to net loss and loss adjustment expense reserves for 1993 through 2001. The upper section of the table shows the cumulative amount paid with respect to the previously recorded net reserves as of the end of each succeeding period. The lower portion of the table shows the re-estimated amount of the previously recorded net reserves based on experience as of the end of each succeeding period. In addition, the table also presents the gross re-estimated reserve liability as of the latest re-estimation period. The Company did not restate data for years prior to 1992 in this table for presentation on a gross of reinsurance basis for 1991.

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

                                             1991         1992        1993        1994        1995        1996        1997
                                          ----------   ----------   ---------   ---------   ---------   ---------   ---------
                                                                                                    (in thousands)
Gross reserves for loss and adjustment
 Expense................................. $       --                1,225,242   1,149,173   1,253,627   1,156,824   1,605,374
 Deduct: reinsurance recoverable.........         --                  627,285     557,096     599,558     546,707     692,668
Net reserves for loss and loss
 adjustment
 Expense.................................    652,925      565,971     597,957     592,077     654,069     610,117     912,706
Net paid (cumulative) as of:
 One year later..........................    263,755      268,072     184,586     198,415     163,521     135,747     279,490
 Two years later.........................    420,876      395,244     333,366     323,737     266,093     231,409     459,712
 Three years later.......................    518,442      513,135     426,022     404,287     348,713     316,905     545,261
 Four years later........................    608,865      587,726     488,676     473,059     424,307     358,041     630,639
 Five years later........................    668,889      639,647     548,333     542,484     456,108     406,177
 Six years later.........................    714,843      692,851     612,998     570,475     499,733
 Seven years later.......................    763,008      753,462     636,731     611,387
 Eight years later.......................    820,177      773,148     674,482
 Nine years later........................    836,369      808,683
 Ten years later.........................    871,395
Gross paid (cumulative) as of:
 One year later..........................                 583,180     405,885     284,446     279,091     183,701     338,120
 Two years later.........................                 920,199     635,683     522,680     429,250     324,859     590,529
 Three years later.......................               1,113,503     836,921     650,471     556,177     453,634     729,053
 Four years later........................               1,296,333     945,321     762,957     674,906     551,313     859,415
 Five years later........................               1,392,285   1,047,819     875,842     763,058     637,714
 Six years later.........................               1,486,879   1,155,295     959,651     845,093
 Seven years later.......................               1,587,715   1,231,710   1,039,058
 Eight years later.......................               1,657,188   1,307,920
 Nine years later........................               1,660,482
Net liability re-estimated as of:
 End of year.............................    652,925      565,971     597,957     592,077     654,069     610,117     912,706
 One year later..........................    694,248      688,811     662,841     735,647     676,940     626,563     984,578
 Two years later.........................    785,147      772,020     788,454     750,941     702,633     689,107     971,903
 Three years later.......................    828,241      894,071     805,313     783,138     765,168     676,970     987,611
 Four years later........................    938,216      915,163     835,720     863,781     753,158     711,769   1,067,446
 Five years later........................    957,726      943,789     913,664     850,726     792,861     787,504
 Six years later.........................    988,466    1,035,577     900,015     894,614     860,468
 Seven years later.......................  1,084,762    1,023,488     948,416     962,138
 Eight years later.......................  1,073,281    1,069,581   1,010,428
 Nine years later........................  1,127,817    1,127,533
 Ten years later.........................  1,177,123
Net (deficiency) redundancy..............   (524,198)    (561,562)   (412,471)   (370,061)   (206,399)   (177,387)   (154,740)
Impact of 1997 Third Quarter Change......     96,640      103,483     107,594     117,000          --                      --

Aggregate Stop Loss Adjustment...........     50,000       50,000      50,000      50,000      50,000      50,000      50,000
Remaining net (deficiency) redundancy....   (377,558)    (408,079)   (254,877)   (203,061)   (156,399)   (127,387)   (104,740)
                                          ==========   ==========   =========   =========   =========   =========   =========
Gross re-estimated liability as of:
 End of year.............................               1,393,352   1,225,242   1,149,173   1,253,627   1,156,824   1,605,374
 One year later..........................               1,636,022   1,413,673   1,445,913   1,324,315   1,285,772   1,746,580
 Two years later.........................               1,811,827   1,693,009   1,492,471   1,468,762   1,457,923   1,693,237
 Three years later.......................               2,102,378   1,741,108   1,644,068   1,644,067   1,414,284   1,732,603
 Four years later........................               2,157,078   1,895,541   1,820,250   1,601,476   1,486,184   1,797,411
 Five years later........................               2,307,982   2,071,815   1,777,438   1,661,484   1,502,911
 Six years later.........................               2,472,233   2,031,628   1,832,012   1,685,195
 Seven years later.......................               2,437,690   2,079,767   1,867,081
 Eight years later.......................               2,476,651   2,111,158
 Nine years later........................               2,434,359
                                                       ==========
Gross cumulative (deficiency)
redundancy...............................              (1,041,007)   (885,916)   (717,908)   (431,568)   (346,087)   (192,037)
                                                       ==========   =========   =========   =========   =========   =========
Gross re-estimated liability.............               2,434,359   2,111,158   1,867,081   1,685,195   1,502,911   1,797,411
Less: re-estimated recoverable...........               1,306,826   1,100,730     904,943     824,727     715,407     729,965
                                                       ----------   ---------   ---------   ---------   ---------   ---------
Net re-estimated liability...............               1,127,533   1,010,428     962,138     860,468     787,504   1,067,446
                                                       ==========   =========   =========   =========   =========   =========


                                              1998        1999        2000        2001
                                           ---------   ---------   ---------   ---------
Gross reserves for loss and adjustment
 Expense.................................  1,603,548   1,353,524   1,392,497   1,599,127
 Deduct: reinsurance recoverable.........    732,567     614,208     626,647     608,877
Net reserves for loss and loss
 adjustment
 Expense.................................    870,981     739,316     765,850     990,250
Net paid (cumulative) as of:
 One year later..........................    245,278     183,038     279,290
 Two years later.........................    364,188     342,291
 Three years later.......................    479,121
 Four years later........................
 Five years later........................
 Six years later.........................
 Seven years later.......................
 Eight years later.......................
 Nine years later........................
 Ten years later.........................
Gross paid (cumulative) as of:
 One year later..........................    333,982     240,167     331,245
 Two years later.........................    504,850     443,087
 Three years later.......................    665,809
 Four years later........................
 Five years later........................
 Six years later.........................
 Seven years later.......................
 Eight years later.......................
 Nine years later........................
Net liability re-estimated as of:
 End of year.............................
 One year later..........................    870,981     739,316     765,850     990,250
 Two years later.........................    862,894     764,272     962,930
 Three years later.......................    866,204     874,167
 Four years later........................    950,704
 Five years later........................
 Six years later.........................
 Seven years later.......................
 Eight years later.......................
 Nine years later........................
 Ten years later.........................
Net (deficiency) redundancy..............    (79,723)   (134,851)   (197,080)
Impact of 1997 Third Quarter Change......         --          --

Aggregate Stop Loss Adjustment
Remaining net (deficiency) redundancy....    (79,723)   (134,851)   (197,080)
                                           =========   =========   =========
Gross re-estimated liability as of:
 End of year.............................  1,603,548   1,353,524   1,392,497   1,599,127
 One year later..........................  1,574,814   1,413,887   1,563,832
 Two years later.........................  1,579,515   1,489,808
 Three years later.......................  1,646,625
 Four years later........................
 Five years later........................
 Six years later.........................
 Seven years later.......................
 Eight years later.......................
 Nine years later........................

Gross cumulative (deficiency)
redundancy...............................    (43,077)   (136,284)   (171,335)
                                           =========   =========   =========
Gross re-estimated liability.............  1,646,625   1,489,808   1,563,832
Less: re-estimated recoverable...........    695,921     615,641     600,902
                                           ---------   ---------   ---------
Net re-estimated liability...............    950,704     874,167     962,930
                                           =========   =========   =========

     Effective December 1999, the Company wrote off its investment in LMI. See
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." This created a more favorable development in 1997 of approximately $52.8 million gross and $23.6 million net. It also created a more favorable development in 1998 of approximately $60.3 million gross and $24.0 million net.

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

  The Company maintained excess of loss reinsurance treaties for each of its main property, casualty and marine coverages during 2001. On casualty risks, including workers' compensation, the retention level was $500,000 per occurrence, with reinsurance coverage up to $30 million per occurrence. Additional workers' compensation coverage was provided by a second catastrophe excess of loss arrangement that provides $80 million in addition to the $30 million for total workers' compensation coverage of $109.5 million in excess of $500,000. On property risks, reinsurers assume liability for 100% in excess of a retention of $1,000,000 up to $25 million per risk subject. For larger limits or whenever unusual exposures are present, the Company purchases individual policy reinsurance which is referred to as facultative. On marine business, reinsurers assumed liability on loss occurrences which exceed $125,000 per occurrence up to $22 million. In addition, the Company purchased property catastrophe reinsurance to reduce its exposure to losses resulting from any single catastrophic event. Under this treaty, which is effective from July 1, 2001 through June 30, 2002, the Company retains $6 million of a loss occurrence and there are four layers of coverage above the $6 million retention. The first layer, which is 91.56% placed, covers $4 million of losses in excess of $6 million and the Company retains 5%; the second layer covers $10 million of losses in excess of $10 million and the Company retains 2.5%; the third layer covers $20 million of losses in excess of $20 million with no retention by the Company; and the fourth layer covers $30 million in losses in excess of $40 million with no retention by the Company. The Company intends to renew the treaties for additional years as necessary at limits and terms commensurate with its run-off business. Due to the Company's run-off status, there can be no assurance that reinsurers will offer treaties with similar terms and limits to the Company.

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

  The following table sets forth, by quality of reinsurer (for those domestic companies rated by A.M. Best), the Company's reinsurance recoverable as of December 31, 2001.

                                                            December 31,
  Category                                                      2001
  --------                                                      ----
                                                           (in millions)
  A.M. Best Rated:
        B++ or better.................................        $343.4
        B+ or less....................................         104.6
  Non A.M. Best Rated:
        Equitas/Lloyds................................         135.2
        Other foreign reinsurers......................          99.0
        Pools and associations........................           9.7
                                                              ------
           Total reinsurance recoverable..............        $691.9
                                                              ======

  Based upon its evaluations of reinsurers, the Company retains the ceded reserves for potentially uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. In addition, there are instances where the Company and one or more of its reinsurers disagree on the terms or extent of reinsurance coverage with respect to particular losses. In those situations, the Company attempts to negotiate an acceptable settlement of the disagreement or, failing to reach a settlement, takes the matter to arbitration. The largest such disagreement, in the amount of $12.0 million of reinsurance recoverable (net of a valuation allowance), concerns reinsurance on California construction defect claims.

  Because of the difficulty of acquiring current financial information for certain foreign reinsurers, including Lloyds syndicate members, the Company believes that no meaningful range of potentially uncollectible reinsurance can be established beyond recorded reserves. With respect to certain carriers, including those that are not authorized reinsurers as determined by an insurance subsidiary's domiciliary department of insurance, the Company sometimes receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable for reported losses and, in some instances, unreported losses. At December 31, 2001, such collateral totaled approximately $60.8 million, of which $33.3 million was received from other foreign reinsurers above. The Company's three largest reinsurance recoverable exposures at December 31, 2001 were approximately $135.2 million with Lloyds of London/Equitas, $72.1 million with American Re-Insurance Company and $52.5 million with General Reinsurance Corporation. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Reinsurance Receivables."


Investments

  The Company invests primarily in fixed maturity investment-grade securities and managed its portfolio internally until December 31, 2000. Beginning in 2001, the Company began using an outside firm to help manage its portfolio. The table below shows the carrying value and classification of the Company's investments at the dates indicated.

                                                                       December 31,
                                                                 ------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                      (in millions)
Fixed maturities:
  United States Government and government agencies..........    $134.4     138.3     116.0
  States, municipalities and political subdivisions.........      13.3      15.9      41.3
  Asset-backed and collateralized securities................     282.7     345.0     336.6
  Corporate securities......................................     283.8     277.2     268.6
Equity securities...........................................      29.7      32.1      26.6
Other investments...........................................       0.1       2.0       3.1
Cash and cash equivalents...................................     109.6     109.8      78.3
                                                                ------     -----     -----
                                                                $853.6     920.3     870.5
                                                                ======     =====     =====

  Fixed Maturities. Fixed maturities constituted 83.7% of the Company's cash and investments at December 31, 2001. Fixed maturity investments are classified as available-for-sale and carried on the Company's balance sheet at estimated fair value, with unrealized gains and losses (net of taxes) recorded in stockholders' equity as accumulated other comprehensive income (loss). At December 31, 2001, the pre-tax net unrealized losses on available-for-sale fixed maturities totaled $9.2 million.

  The fixed maturities portfolio is managed to provide a reasonable return while limiting exposure to risk. The following table sets forth the composition of the Company's portfolio of fixed maturity investments by National Association of Insurance Commissioners ("NAIC") rating and a description of the equivalent ratings of Moody's Investor Services, Inc. ("Moody's") at the dates indicated.


                          Moody's                     December 31,
                        Description              ----------------------
      NAIC Ratings      Equivalent        2001            2000           1999
      ------------      ----------        ----            ----           ----

              1          AAA/AA/A         85.9%           88.3%          90.9%
              2          BAA              11.1%           10.9%           8.8%
              3          BA                2.6%             .8%           0.3%
              4          B                  .4%             --             --
                                         -----           -----          -----
                                         100.0%          100.0%         100.0%
                                         =====           =====          =====

  See Notes to Consolidated Financial Statements for a description of the contractual maturities of the Company's fixed maturities portfolio at December 31, 2001.

  Equity Securities. Equity holdings comprised 3.5% of the Company's investments at December 31, 2001, and consist of a diversified portfolio of unaffiliated preferred stocks.

  Other Investments. Other investments represent amounts invested in limited partnerships.

  Cash and Cash Equivalents. The Company's portfolio also includes short-term securities and other miscellaneous investments, which in the aggregate comprised 12.8% of total investments at December 31, 2001.

     The following table sets forth the Company's gross investment income and the pre-tax yield of its investment portfolio.

                                                            Years ended December 31,
                                                            ------------------------
                                           2001                       2000                        1999
                                  ----------------------     ----------------------      ----------------------
                                  Investment     Pre-Tax     Investment     Pre-Tax      Investment     Pre-Tax
                                    Income      Yield(1)       Income      Yield(1)        Income      Yield(1)
                                    ------      --------       ------      --------        ------      --------
                                                              (dollars in thousands)
Fixed maturity securities.......  $52,496       7.03%        $55,697       7.33%          $62,981       6.76%
Equity securities...............    2,219       6.99           2,469       8.33             1,973       7.21
Short-term......................    4,963       4.52           5,268       5.82             3,343       4.45
Other invested assets...........       16       1.82              41       1.59               113       3.76
                                  -------       ----         -------       ----           -------       ----
    Total.......................  $59,694       6.72%        $63,475       7.19%          $68,410       6.60%
                                  =======       ====         =======       ====           =======       ====

(1) Calculated as gross investment income (including dividend income in the case of equity securities) divided by the average of the investment balances at the beginning and end of each quarter. Investment balances are at amortized cost, except in the case of equity securities for which cost is used.

Regulation

     The Company's insurance subsidiaries are subject to comprehensive regulation throughout the United States under statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve (i) approval requirements for premium rates for certain lines of insurance, (ii) standards of solvency and minimum capital and surplus requirements, (iii) limitations on amounts and types of investments, (iv) restrictions on the size of risks that may be insured by a single company, (v) approval requirements for policy forms, methods of accounting and methods of establishing loss and loss adjustment expense reserves, (vi) licensing of insurers and agents, (vii) limitations on the exit of certain classes of business, (viii) required participation in frequently under-priced underwriting pools, and (ix) filing requirements for annual and other reports with respect to financial condition and other matters. Such regulations may impede or impose burdensome conditions on actions that the Company might wish to take to enhance its operating results. In addition, state regulatory examiners perform periodic examinations of insurance companies. Such regulations are generally intended for the protection of policyholders rather than investors.

     The Company also is subject to laws governing insurance holding companies in states where its insurance subsidiaries are domiciled (Texas, North Carolina, California, Indiana and Wisconsin). These laws, among other things, (i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between the Company, its affiliates and the insurance subsidiaries, including the amount of dividends and other distributions and the terms of surplus notes; and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

     On April 20, 2001, the Company entered into a letter agreement with the Texas Department of Insurance whereby the Company agreed to obtain prior approval from the Department for any affiliated transaction of $1,000,000 or more in any year. The Company also agreed to provide the Department notice of any proposed material transaction between the Company and any non-affiliated entity and to provide additional financial and informational reports to the Department. On October 9, 2001, the Department requested that the Company submit a plan to show how it intended to correct certain operational and financial issues. The requested plan was submitted on November 13, 2001. On February 22, 2002, the Department issued orders placing the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary, under supervision. By their terms, the orders are also binding on all the companies' affiliates. Under the terms of the orders, the companies may not do any of the following without the approval of the Texas Department of Insurance: dispose of, convey or encumber any of their assets, property or business in force; withdraw from any of their bank accounts; lend any of their funds or assets; invest any of their funds or assets; transfer any of their property; incur any debt, obligation or liability, either direct or contingent, or enter into any new contract or amendment, or amend any existing contract or agreement; merge or consolidate with any other company; enter into any new or amend a reinsurance contract or treaty, or amend or commute an existing reinsurance contract or treaty; terminate, surrender, forfeit, convert or lapse any policy or contract of insurance, except for nonpayment of premiums due, or release, pay, or refund premiums or deposits, accrued cash loan values, unearned premiums, or other reserves on any insurance policy or contract; or enter into any, or amend any existing, transaction with any affiliated person or entity, or transfer any asset or funds to any affiliated person or entity. Due to their financial condition, the Texas insurance subsidiaries are prohibited from declaring or paying dividends or distributions without prior approval.

     On October 29, 2001, the Wisconsin Insurance Department issued a Stipulation and Order to Northwestern National Casualty Company and NN Insurance Company, two of the Company's insurance subsidiaries. Under the terms of the Order, neither company may perform functions that are not in the ordinary course of business without the prior approval of the

Wisconsin Insurance Department. Such actions include: affiliated transactions, including entering into new reinsurance, cost-sharing or service contracts; declaring any dividend or distribution; any transaction (with a value greater than $200,000) relating to a transfer of business, sale of renewal rights, portfolio reinsurance contracts, or any other restructuring or sale of assets or transfer of a material portion of business or transfer of business other than in the normal course of business. The companies must also notify the Department within three business days of any change to their officers and directors.

  On December 20, 2001, the North Carolina Insurance Department issued a Summary Order to State Capital Insurance Company, an insurance subsidiary of the Company. Under the terms of the Order, State Capital Insurance Company may not perform the following functions without the Department's prior approval: dispose of, convey or encumber any of its assets or its business in force; withdraw from any of its bank accounts; lend or invest any of its funds; transfer any of its property; incur any debt, obligation or liability; merge or consolidate with another company; establish premiums or renew any policies; enter into any new reinsurance contract or treaty; terminate, surrender, forfeit, convert or lapse any insurance coverage, except for nonpayment of premium; or make any other change in its operations that the Department considers to be material. Due to its financial condition, State Capital Insurance Company is prohibited from declaring or paying dividends or distributions without prior approval.

  In addition to the above described Orders, the Company's insurance subsidiaries have had their licenses to transact business suspended in Florida, Illinois, Kansas, Kentucky, Minnesota, Missouri, New Mexico, Ohio and Rhode Island, and by the U.S Department of Treasury and the U.S. Department of Labor with respect to federal surety and workers' compensation programs. The licenses in Connecticut and North Carolina have been amended to allow the companies to service existing business only. The Company has also agreed to cease writing new and renewal business in Colorado, Maine, Michigan and South Carolina and has been removed from the list of eligible surplus lines insurers in New Mexico, Texas and Virginia. Except where prohibited by regulation or where withdrawal plans have been filed and are pending, the Company is not renewing any business upon policy term expiration.

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

  The Company obtained permission from the Texas, Wisconsin and California insurance departments to discount its loss and loss adjustment expense reserves by 5% in connection with the preparation of the 2001 annual statutory statements for the Company's insurance subsidiaries domiciled in those states. Without this permitted statutory accounting for loss and loss adjustment expense reserves, the Company's principal insurance subsidiaries, Highlands Insurance Company, Northwestern National Casualty Company and Pacific National Insurance Company, would have reported negative surplus at December 31, 2001. Taking into account the permitted discounting in 2001, the combined statutory surplus of the Company's insurance subsidiaries declined in 2001 from $204.0 million to $42.2 million. As indicated above, insurance subsidiaries of the Company are subject to regulatory orders.

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

Employees

  The Company reduced its workforce in 2001 by 283 and had 629 employees as of December 31, 2001. The Company intends to make further reductions to its employee workforce during 2002.

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

  The Company regularly reviews its reserving techniques and its overall amount of reserves. It also reviews: information regarding each claim for losses; its loss history and the industry's loss history; legislative enactments, judicial decisions and legal developments regarding damages; changes in political attitudes; and trends in general economic conditions, including inflation. As a result of an analysis made at the end of 2001, it was determined that there had been adverse development in the commercial multiple peril, general liability, commercial automobile liability and workers' compensation lines of business, see Item One: "Business - Loss and Loss Adjustment Expense Reserves." At the end of 2001, significant reserve increases were made covering these lines of business.

  Reinsurance. The Company transfers its exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of the Company's losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. Furthermore, the Company faces a credit risk with respect to reinsurance. When the Company obtains reinsurance, it is still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of the Company's reinsurers to meet their financial obligations could materially affect its operations.

  The Company, from time to time, assumes reinsurance from other insurers and reinsurers. During 2001, the Company incurred a loss of approximately $65.5 million gross and $43.2 million net on this assumed reinsurance business.

  Debt Obligations. The Company has outstanding $47.5 million in senior bank debt and $62.85 million principal amount of convertible subordinated debentures. The bank debt matures on April 30, 2002, and is collaterized by a first lien on the stock of the Company's principal insurance subsidiaries. The Company is currently in default under the terms of the Credit Agreement for the senior bank debt. The convertible subordinated debentures are due December 31, 2005; however, by virtue of the cross default provisions of the debentures, if either the senior bank debt becomes due and is not paid or is in default and the maturity of the debt is accelerated, the holders of the debentures have the right to declare the debentures in default and accelerate their maturity. Due to the Company's current financial condition, see Item 6: "Selected Financial Data" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations," Highlands Group is currently investigating the possibility of filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

  Continuing Losses. In 2001, the Company incurred a net loss of $341.9 million and in 2000, a net loss of $106.6 million, and at December 31, 2001, it had a deficit in stockholders' equity of $163.3 million. The Company's independent auditors have declined to express an opinion on the Company's 2001 financial statements.

  Regulation. The Company is subject to extensive supervision and regulation in the states in which it operates. The supervision and regulation relate to numerous aspects of its business and financial condition. The primary purpose of the supervision and regulation is the protection of the Company's insurance policyholders, and not the Company's shareholders or other investors. The extent of regulation varies, but generally is derived from state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance commissioners.

  In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, State Capital Insurance Company, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering Northwestern National Casualty Company, the

Company's second largest insurance subsidiary, and NN Insurance Company, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended in Florida, Illinois, Kansas, Kentucky, Minnesota, Missouri, New Mexico, Ohio and Rhode Island, and by the U.S. Department of Treasury and the U.S. Department of Labor with respect to federal surety and workers' compensation programs. The licenses in Connecticut and North Carolina have been amended to allow the companies to service existing business only. The Company has also agreed to cease writing new and renewal business in Colorado, Maine, Michigan and South Carolina and has been removed from the list of eligible surplus lines insurers in New Mexico, Texas and Virginia. Except where prohibited by regulation or where withdrawal plans have been filed and are pending, the Company is not renewing any business upon policy term expiration. See "Regulation."

  As a result of the losses incurred by the Company's insurance subsidiaries, one or more state insurance commissioners could seek to place the Company's insurance subsidiaries that are under their jurisdiction in rehabilitation or liquidation. If an insurance subsidiary were placed in rehabilitation or liquidation, the Company would lose control of that insurance subsidiary.

  Restrictions on Dividends. As an insurance holding company, the Company's principal assets consist of the capital stock of its insurance subsidiaries, and its principal source of revenues is dividends from the insurance subsidiaries. The Company's insurance subsidiaries may only pay dividends if they are permitted to do so under the insurance regulations of their domiciliary states. All of the domiciliary states of the Company's insurance subsidiaries regulate the payment of dividends. Due to the losses incurred by the Company in 2000 and 2001, the Company's insurance subsidiaries have been prohibited from paying cash dividends without prior regulatory approval, and no further dividends from the insurance subsidiaries are likely to be paid.


ITEM 2: Properties.

The Company owns its principal executive offices in Lawrenceville, New Jersey, which has 53,220 square feet of office space. In addition, it leases its offices in Houston, Texas and has operating leases for its regional offices. The Company has terminated the lease for its Woodland Hills, California office and has relocated the claim operations staff to a new Woodland Hills location with a six-month lease, continuing month to month thereafter. Leased properties have been sublet in Nashville, Tennessee and New Orleans, Louisiana. The Company has extended buyout offers for leased properties in Brookfield, Wisconsin, Dallas, Texas, Denver, Colorado, Des Moines, Iowa and San Antonio, Texas. Brokers have been engaged to attempt to sublet leased properties in Brookfield, Wisconsin, Des Moines, Iowa, Raleigh, North Carolina and Sacramento, California. The lease on the Company's claim office in Missoula, Montana can be terminated with ninety-days notice.


ITEM 3: Legal Proceedings.

  Halliburton. From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root, a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Based on the Form 10-K filed by Halliburton on March 12, 2002, there were approximately 32,000 open and unresolved third party asbestos claims which have been made against Halliburton's Engineering and Construction Group. Through December 31, 2000, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

  On April 5, 2000, the Company filed an action in the Delaware Court of Chancery ("Delaware Action") asserting that indemnification obligations exist pursuant to the Distribution Agreement dated October 10, 1995 between the Company and Halliburton, which was executed as part of the distribution by Halliburton of the shares of the Company's Common Stock to Halliburton's stockholders and the public. The action sought (i) a declaratory judgment that Halliburton is responsible for indemnifying the Company for losses and expenses incurred on the Halliburton/Brown & Root policies; (ii) an injunction ordering Halliburton to assume responsibility for such losses and expenses; (iii) a judgment against Halliburton for non-payment of the amounts billed under the retrospectively rated and high-deductible policies; and (iv) a declaration estopping Brown & Root from invoking insurance under the fixed premium policies.

  On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware

Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action. Oral argument on Halliburton's motions to dismiss and the Company's motion for judgment on the pleadings in the Delaware Action was held on November 30, 2000. On March 21, 2001, the Chancery Court in the Delaware Action issued its decision in favor of the Company, finding that the fixed premium policies had been terminated pursuant to the Investment Agreement. An order was issued to that effect on April 3, 2001. Halliburton appealed the decision of the Chancery Court to the Delaware Supreme Court and on March 13, 2002, the Delaware Supreme Court issued an Order affirming the decision of the Chancery Court. On March 28, 2002, Halliburton filed a motion with the Delaware Supreme Court requesting reargument.

  On April 24, 2000, Halliburton filed an action in the District Court of Harris County, Texas ("Texas Action") seeking (i) a declaratory judgment that the Company is liable for costs and expenses under the fixed premium policies; (ii) a declaratory judgment that Halliburton has the right to select the policy under which such coverage is to be paid; and (iii) damages. The Company filed its answer in the Texas Action on July 26, 2000 denying the allegations in Halliburton's complaint. On July 27, 2000, Halliburton filed an amended petition in the Texas Action adding Brown & Root as plaintiff. On November 6, 2000, Halliburton filed a second amended petition in the Texas Action adding Highlands Group as a defendant. Proceedings in the Texas Action have largely been held in abeyance by the parties pending the resolution of the Delaware Action, although there is no assurance that Halliburton will not attempt to activate the Texas Action in the future. Following the decision of the Delaware Supreme Court on March 13, 2002, Halliburton announced that it is "reviewing its options."

  Regulatory Proceedings. In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, State Capital Insurance Company, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering Northwestern National Casualty Company, the Company's second largest insurance subsidiary, and NN Insurance Company, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended in Florida, Illinois, Kansas, Kentucky, Minnesota, Missouri, New Mexico, Ohio and Rhode Island, and by the U.S. Department of Treasury and the U.S. Department of Labor with respect to federal surety and workers' compensation programs. The licenses in Connecticut and North Carolina have been amended to allow the companies to service existing business only. The Company has also agreed to cease writing new and renewal business in Colorado, Maine, Michigan and South Carolina and has been removed from the list of eligible surplus lines insurers in New Mexico, Texas and Virginia. Except where prohibited by regulation or where withdrawal plans have been filed and are pending, the Company is not renewing any business upon policy term expiration. See Item 1: "Business--Regulation."


ITEM 4: Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

ITEM 5: Market for Company's Common Stock and Related Stockholder Matters.

     The Company's Common Stock was delisted from the New York Stock Exchange on December 12, 2001. It is currently traded on the NASD Over the Counter Bulletin Board under the trading symbol "HIGP." As of March 1, 2002, approximately 13,424,433 shares of Common Stock were issued and outstanding, 445,900 of which are held by subsidiaries of the Company. In addition, 1,700,000 shares of Common Stock are reserved for issuance pursuant to restricted stock grants and options granted or to be granted pursuant to the 1995 Stock Option Plan and the 1995 Directors' Stock Plan. See Item 11: "Executive Compensation" and Item 12:
"Security Ownership of Certain Beneficial Owners and Management."

     The following table sets forth, for the calendar periods indicated, the high and low per share sale prices of the Common Stock as reported in NYSE-- Composite Transactions until December 12, 2001 when trading on the NYSE ceased. The table also sets forth the high and low prices reported on the Over the Counter Bulletin Board from December 13, 2001 to December 31, 2001.

    Period                                          High      Low
 ----------                                         ----      ---
2000 First Quarter..............................   $10.63    $6.81
2000 Second Quarter.............................     9.38     7.06
2000 Third Quarter..............................     9.63     8.38
2000 Fourth Quarter.............................     9.63     8.69
2001 First Quarter..............................     9.25     2.55
2001 Second Quarter.............................     5.74     1.20
2001 Third Quarter..............................     6.20     2.30
2001 Fourth Quarter through 12/12/01............     2.40     0.17
2001 Fourth Quarter - 12/13/01 to 12/31/01......     0.19     0.06

     The approximate number of stockholders of record of Common Stock as of March 1, 2002 was 11,074.


     Dividends. The Company has not previously paid any dividends and does not intend to pay dividends on the Common Stock.

     Unregistered Sales of Securities. On May 10, 1999, the Company sold in a private transaction for cash 454,546 shares of its Common Stock at $11.00 per share, which was the closing price of the Common Stock on the New York Stock Exchange, to Willis T. King, Jr., former Chairman and Chief Executive Officer of the Company, pursuant to an Employment Agreement entered into between the Company and Mr. King. The aggregate price for those shares was $5,000,000 and no underwriting discounts or commissions were paid. That sale of Common Stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving a public offering.

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

                                                                        Years ended December 31,
                                                                        ------------------------
                                                         2001         2000        1999        1998        1997
                                                      ----------    --------    --------    --------    --------
                                                             (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Net premiums earned..............................   $  496,559     388,505     325,305     388,813     311,993
  Net investment income............................       58,782      62,453      67,684      77,969      74,383
  Net realized investment gains....................       11,823         974          22      16,874       5,585
                                                      ----------   ---------   ---------   ---------   ---------
       Total revenues..............................      567,164     451,932     393,011     483,656     391,961
Expenses:
  Loss and loss adjustment expense incurred........      667,118     346,137     238,940     328,400     246,479
  Underwriting expenses............................      227,198     134,470     130,121     141,788     115,564
  Debt interest and amortization expense...........       11,393      12,392      11,753      12,258      10,542
  Loss on write-off of subsidiary..................           --          --      10,452          --          --
  Other expenses (income), net.....................        2,314      (2,538)      2,210       2,000         857
                                                      ----------   ---------   ---------   ---------   ---------
       Total expenses..............................      908,023     490,461     393,476     484,446     373,442
Income (loss) before taxes.........................     (340,859)    (38,529)       (465)       (790)     18,519
Income tax expense (benefit)(1)....................          744      67,747      12,984      (3,887)      1,683
                                                      ----------   ---------   ---------   ---------   ---------
Net income (loss)..................................     (341,603)   (106,276)    (13,449)      3,097      16,836
Dividends paid on mandatorily redeemable
 Preferred stock...................................          305         289          --          --          --
                                                      ----------   ---------   ---------   ---------   ---------
Net income (loss) attributable to common
 Stockholders......................................   $ (341,908)   (106,565)    (13,449)      3,097      16,836
                                                      ==========   =========   =========   =========   =========
Earnings (loss) per common share:
  Basic............................................   $   (25.89)      (8.06)      (1.04)        .24        1.34
  Diluted..........................................   $   (25.89)      (8.06)      (1.04)        .20        1.09
Balance Sheet Data (at end of period):
Investments, cash and cash equivalents.............   $  853,596     920,259     870,455   1,096,147   1,232,917
Receivable from reinsurers.........................   $  691,938     683,439     684,525     787,344     723,114
Total assets.......................................   $1,820,612   2,001,150   1,961,287   2,265,043   2,366,656
Loss and loss adjustment expense reserves..........   $1,599,127   1,392,497   1,353,524   1,603,548   1,605,374
Mandatorily redeemable preferred stock.............   $    5,235       4,930       4,641          --          --
Stockholders' equity (deficit).....................   $ (163,282)    174,549     264,401     318,554     329,293
Certain Financial Ratios and Other Data:
GAAP:
  Loss ratio.......................................        134.3%       89.1%       73.5%       84.4%       79.0%
  Expense ratio....................................         45.8        34.6        40.0        36.5        37.0
                                                      ----------   ---------   ---------   ---------   ---------
      Combined ratio...............................        180.1%      123.7%      113.5%      120.9%      116.0%
                                                      ==========   =========   =========   =========   =========
Statutory surplus(3)...............................   $   41,181     204,042     270,783     313,542     333,141
Net premiums written to policyholder surplus.......         11.4x        2.2x        1.2x        1.2x        1.2x(2)

     _________
(1) The Company provides for income taxes in its statements of operations pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes." For further information regarding federal and foreign income taxes, see Note 7 to Consolidated Financial Statements.
(2) Net Premiums written to policyholder surplus includes twelve months pro forma net premiums written for American Reliance.
(3) The Company obtained permission from the Texas, Wisconsin and California insurance departments to discount its loss and loss adjustment expense reserves by 5% in connection with the preparation of the 2001 annual statutory statements for the Company's insurance subsidiaries domiciled in those states. Without this permitted statutory accounting for loss and loss adjustment expense reserves, the Company's principal insurance subsidiaries, Highlands Insurance Company, Northwestern National Casualty Company and Pacific National Insurance Company, would have reported negative surplus at December 31, 2001. The above table reflects the permitted discounting.

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

  Property and casualty insurers are regulated by the various state insurance commissioners who coordinate their efforts through the NAIC. See Item 1:
"Business--Regulation." Regulation includes rate and policy form approval, licensing of insurance agents and companies and solvency oversight.

Critical Accounting Policies

  The Company's most critical accounting policy is its estimate of incurred losses and loss adjustment expenses, including the reserve for loss and loss adjustment expenses. These estimates also directly impact the reinsurance items, primarily the receivable from reinsurers included in the consolidated financial statements.

  Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer's payment of that loss. To recognize liabilities for unpaid losses, insurers establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expense. The Company's loss and loss adjustment expense reserves are reviewed quarterly by the Company's internal actuaries and at year end by the Company's independent actuaries. The Company's independent actuaries issued opinions on the 2001 loss and loss adjustment expense reserves for the insurance subsidiaries, as required for their statutory filings with the various insurance departments.

  The process of estimating loss reserves involves many variables and subjective judgments. As part of the reserving process, insurers review historical data and consider the impact of various factors such as changes in the Company's operations (such as underwriting or claims handling), trends in claim frequency and severity, emerging economic and social trends, inflation and changes in the regulatory and litigation environments. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, because the eventual deficiency or redundancy of reserves is affected by many factors.

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

  In accordance with industry practice, the Company maintains reserves for estimated unreported losses and associated adjustment and litigation expenses. These reserves are established to provide for claims which have been incurred but not yet reported ("unreported losses") and to provide for adverse development on reported losses. A significant portion of the Company's loss reserves are the reserves relating to unreported losses. These reserves, by definition, are not established for specific claims. In calculating reserves for unreported losses, therefore, the Company estimates the ultimate net liability for losses using various techniques. Such reserves are established based on loss experience and are grouped both by class of business and by accident year. Reserve adjustments relating to unreported losses are also made to take into account changes in the volume of business written, claims frequency and severity, the mix of business, claims processing and other items that can be expected to affect the Company's liability for losses over time.

  During the loss adjustment period, additional facts regarding individual claims may become known. As the Company becomes aware of additional facts, it may become necessary for it to refine and adjust liability estimates, and even after adjustment, the ultimate net liability for claims may be less than or greater than the revised estimates.

  As a result of a reserve analysis done in the fourth quarter of 2001 by the Company and its independent actuary, it was determined that there had been adverse development in the 2000 accident year of approximately $89 million. The 2000 accident year net loss and net loss adjustment expense ratio is 100.1%. Also, the reserve analysis demonstrated that losses incurred and loss adjustment expenses in the 2001 accident year would exceed the Company's estimates by more than 10 percentage points. For 2001, the Company recorded a 95% accident year and a 134.3% calendar year loss and loss adjustment expense ratio on $496.6 million of net earned premium. The adverse development in 2001 and 2000 came primarily from the following four lines of business--workers' compensation, general liability, commercial multiple peril and commercial auto liability. The adverse development amounts related to asbestos and environmental claims for 2001, 2000 and 1999 were $14.8 million, $7.8 million and $1.8 million, respectively.


Results of Operations

  The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                       Years Ended December 31,
                                                   ---------------------------------
                                                     2001         2000         1999
                                                   -------       ------       ------
                                                   (dollars in millions, except per
                                                             share data)
Consolidated Results:
Gross premiums written........................     $ 499.0        517.1        364.1
Net premiums written..........................     $ 442.0        461.0        333.6
                                                   =======       ======       ======
Net premiums earned...........................     $ 496.6        388.5        325.3
Loss and loss adjustment expense..............      (667.2)      (346.1)      (238.9)
Underwriting expenses.........................      (227.2)      (134.5)      (130.1)
                                                   -------       ------       ------
Underwriting loss.............................      (397.8)       (92.1)       (43.7)
Net investment income.........................        58.8         62.5         67.7
Net realized investment gains.................        11.8          1.0           --
Debt interest and amortization expense........       (11.4)       (12.4)       (11.8)
Loss on write-off of subsidiary...............          --           --        (10.5)
Other income (expenses), net..................        (2.3)         2.5         (2.2)
                                                   -------       ------       ------
Loss before income taxes......................      (340.9)       (38.5)        (0.5)
Income tax expense (benefit)..................          .7         67.8         12.9
                                                   -------       ------       ------
Net income (loss).............................     $(341.6)      (106.3)       (13.4)
Dividends paid on mandatorily redeemable
preferred stock                                         .3           .3          ---
                                                   -------       ------       ------
Net loss attributable to common shareholders..      (341.9)      (106.6)       (13.4)
Earnings (loss) per share:
         Basic................................     $(25.89)       (8.06)       (1.04)
         Diluted..............................     $(25.89)       (8.06)       (1.04)
Ratios:
Loss..........................................       134.3%        89.1%        73.5%
Expense.......................................        45.8         34.6         40.0
                                                   -------       ------       ------
Combined......................................       180.1%       123.7%       113.5%
                                                   =======       ======       ======

Period to Period Comparisons

  Gross Premiums Written.  Gross premiums written for 2001, 2000 and 1999 were
$499.0 million, $517.1 million and $364.1 million, respectively.   The decrease
in gross premiums written of $18.1 million or 3.5% in 2001 is primarily due to the implementation of the Company's financial plan to reduce premiums and operating expenses. The increase in gross premiums written of $153.0 million or 42.0% in 2000 is primarily due to increases in premium volume from the Company's regional offices as well as new programs introduced in 2000, principally a golf course program ($15.3 million) and a livery program ($27.5 million). In addition, the Company increased prices on its commercial lines in 2000, reflecting the hardening commercial insurance market.

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

  Net Premiums Written. Net premiums written for 2001, 2000 and 1999 were $442.0 million, $461.0 million and $333.6 million, respectively. The decrease in 2001 of $19.0 million or 4.1% and the increase in 2000 of $127.4 million or 38.4% relate to the same factors noted above for gross written premiums.

  Net Premiums Earned. Net premiums earned for 2001, 2000 and 1999 were $496.6 million, $388.5 million and $325.3 million, respectively. The increase in 2001 compared to 2000 and the increase in 2000 compared to 1999 are related to the same items affecting gross and net premiums written as noted above, but also reflects the recognition of net premiums earned over the coverage period rather than when the premiums were written.

  Loss and Loss Adjustment Expense Incurred. Loss and loss adjustment expense incurred for 2001, 2000 and 1999 were $667.2 million, $346.1 million and $238.9 million, respectively. The loss and loss adjustment expense ratios for 2001, 2000 and 1999 were 134.3%, 89.1% and 73.5%, respectively. During the fourth quarter of 2001, the Company, along with its independent actuary, determined that there had been adverse development in the Company's major lines of business. Following this analysis, loss and loss adjustment expense reserves were increased at the end of 2001 by approximately $190 million. The increase in reserves affected current as well as prior year business, and increased the 2001 calendar year loss ratio by approximately 10 percentage points, excluding the effects of certain reserve adjustments on retrospectively rated policies which were offset by net premiums earned. During the fourth quarter of 2000, the Company, along with its independent actuary, determined that there had been adverse development in the commercial multiple peril and workers' compensation lines. Following this analysis, loss and loss adjustment expense reserves were increased at the end of 2000 by approximately $48.0 million, covering those lines as well as increases and decreases in other lines.

  Underwriting Expenses. Underwriting expenses for 2001, 2000 and 1999 were $227.2 million, $134.5 million and $130.1 million, respectively. The underwriting expense ratios for 2001, 2000 and 1999 were 45.8%, 34.6% and 40.0% respectively. The increase in 2001 compared to 2000 is primarily related to the write-off of $49.6 million of deferred acquisition costs that were determined to be unrecoverable. In addition, a $5.0 million provision was established for uncollectible premiums related to a large commercial automobile (livery) program. The decline in the 2000 underwriting expense ratio, compared to the 1999 expense ratio, of 5.4 points to 34.6%, resulted from expense savings initiatives instituted in 1999, principally reducing systems out-sourcing costs by $5.1 million and reducing salary and benefits by $3.5 million. Additionally, lower fixed costs were spread over higher premium volume in 2000.

  Investment Results. Net investment income for 2001, 2000 and 1999 was $58.8 million, $62.5 million and $67.7 million, respectively. Net investment income decreased $3.7 million in 2001 compared to 2000 and $5.2 million in 2000 compared to 1999 primarily due to reductions in the investment portfolio's average amortized cost.

  Debt Interest and Amortization Expense. Debt interest and amortization expense for 2001, 2000 and 1999 was $11.4 million, $12.4 million and $11.8 million, respectively. The decrease in debt interest and amortization expense of $1.0 million in 2001 reflects the paydown of the Company's senior bank debt and a lower variable interest rate in 2001. The increase in debt interest and amortization expense for 2000 compared to 1999 was due to the increase in the underlying variable interest rate and variable performance add-ons associated with the Company's senior bank debt.

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

  Income Taxes. During 2000, the Company increased its valuation allowance for deferred tax assets by $82.8 million. Based on the results of operations, management does not currently believe that it is more likely than not that the tax benefits for which it increased the valuation allowance will be realized in the near future. Total tax expense for 2000 was $67.7 million and reflects the increase in valuation allowance. The total tax expense for 1999 was $13.0 million. In 1999, the Company recorded a charge totaling $11.6 million of deferred taxes related to the write-off of LMI because it was determined that deferred tax assets associated with LMI would not be recoverable by the Company. Total tax expense for 2001 was $744,000, for state income taxes.

Liquidity and Capital Resources

  Highlands Group is a holding company, the principal assets of which at December 31, 2001 are all of the capital stock of Highlands Holding Company, Inc. and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations. As described more fully below, due to the Company's current financial condition, see Item 6: "Selected Financial Data," Highlands Group is currently investigating the possibility of filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Holding Company

  As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes and debt service. Operating expenses and franchise and other taxes imposed on the Company are not material. The Company has outstanding $47.5 million in senior bank debt and $62.85 million principal amount of convertible subordinated debentures. The bank debt matures on April 30, 2002, and is collaterized by a first lien on the stock of the Company's principal insurance subsidiaries. The Company is currently in default under the terms of the Credit Agreement for the senior bank debt. The convertible subordinated debentures are due December 31, 2005; however, by virtue of the cross default provisions of the debentures, if either the senior bank debt becomes due and is not paid or is in default and the maturity of the debt is accelerated, the holders of the debentures have the right to declare the debentures in default and accelerate their maturity.

  Highlands Group's only significant sources of funds are dividends and tax sharing payments from its subsidiaries. As a result of orders issued by state insurance regulators and losses incurred by the Company's insurance subsidiaries, no further payments from the insurance subsidiaries are likely to be made. As a result, Highlands Group is currently investigating the possibility of filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

   As a result of the losses incurred by the Company's insurance subsidiaries, one or more state insurance commissioners could seek to place the Company's insurance subsidiaries that are under their jurisdiction in rehabilitation or liquidation. If an insurance subsidiary were placed in rehabilitation or liquidation, the Company would lose control of that insurance subsidiary.

Insurance Subsidiaries

  Insurance Operations. The principal sources of funds for the insurance subsidiaries are premiums and amounts earned from the investment of such premiums. The principal uses of funds by these subsidiaries are loss payments and related expenses, underwriting expenses, other operating expenses and dividends and tax sharing payments to Highlands Group. As a result of the insurance subsidiaries ceasing to write any new business and not renewing existing business, premium income to the Company will be materially reduced in the future.

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

  Statutory Surplus. Maintenance of appropriate levels of statutory surplus of the Company's United States domiciled insurance subsidiaries is a primary objective of the Company and is also important to regulatory authorities and insurance rating agencies. As a result of operating losses, the statutory surplus of the Company's insurance subsidiaries has declined from $204.0 million at December 31, 2000, to $41.2 million at December 31, 2001. In November 2001, the Company's principal insurance subsidiaries were downgraded to an A.M. Best rating of "C-" (Weak). On March 25, 2002, the Company was rated NR-4 (not rated at Company's request) by A.M. Best.

  The following table sets forth certain information with respect to the Company's combined statutory surplus ("U.S. Insurance Subsidiaries") at the dates indicated.

                                                            December 31,
                                                         ------------------
                                                           2001       2000
                                                           ----      -----
                                                       (dollars in millions)
  Statutory surplus..................................      41.2      204.0
  Net premiums written to surplus ratio..............      11.4x       2.2x

  The Company obtained permission from the Texas, Wisconsin and California insurance departments to discount its loss and loss adjustment expense reserves by 5% in connection with the preparation of the 2001 annual statutory statements for the Company's insurance subsidiaries domiciled in those states. Without this permitted statutory accounting for loss and loss adjustment expense reserves, the Company's principal insurance subsidiaries, Highlands Insurance Company, Northwestern National Casualty Company and Pacific National Insurance Company, would have reported negative surplus at December 31, 2001. The above table reflects the permitted discounting.

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

  Based on the Company's evaluation of the financial condition of its reinsurers, the Company has established reserves for potentially uncollectible reinsurance of $10.4 million and $7.4 million as of December 31, 2001 and 2000, respectively. Additionally, the Company has retained $26.4 million and $25.1 million of ceded reserves related to potentially uncollectible reinsurance at December 31, 2001 and 2000. With respect to carriers that are not authorized reinsurers as determined by the appropriate department of insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances unreported losses. At December 31, 2001, such collateral totaled approximately $60.8 million. The Company's three largest reinsurance recoverable exposures at December 31, 2001 were approximately $135.2 million with Lloyds of London/Equitas, $72.1 million with American Re-Insurance Company and $52.5 million with General Reinsurance Company. American Re-Insurance Company and General Reinsurance Corporation are both rated "A++" by A. M. Best.


Forward Looking Information

  The statements included in this Annual Report on Form 10-K for the year ended December 31, 2001, regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this 2001 Annual Report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

     Market risk is the risk of lower securities and portfolio values resulting from adverse changes in interest rates, foreign currency exchange rates and other relevant market rate or price changes. The Company's investment strategy is to maximize income and total return by investing in a diverse portfolio of high-quality investment grade securities. The carrying value of the Company's investment portfolio as of December 31, 2001 and 2000 was $744.0 million and $810.5 million, respectively. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not material. The Company has no direct commodity risk.

     The Company has exposure to market price declines resulting from increases in interest rates. The Company attempts to mitigate its exposure to interest rate risk through active portfolio management including limiting average portfolio duration to approximately four and one-half years. Market prices for all securities held are updated and reviewed monthly including estimates of cash flows as well as the impact of interest rate fluctuations relating to the Company's investment portfolio. For the Company's investment portfolio, there were no significant changes in the Company's primary risk exposures or in how those exposures are managed for 2001 compared to 2000. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

     The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $35.0 million and $37.8 million based on a 100 basis point increase in interest rates as of December 31, 2001 and 2000, respectively. This loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments, which constitute approximately 46.9% of total assets and approximately 43.1% of total liabilities as of December 31, 2001 and approximately 45.9% of total assets and approximately 50.4% of total liabilities as of December 31, 2000. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet which would materially mitigate the impact of the loss in fair value.

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


ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

ITEM 10: Directors and Executive Officers of the Registrant.

Board of Directors

     The Board of Directors of the Company consists of five directors divided into three classes serving staggered terms of three years each. The following tables provide information regarding each director of the Company:


Class I Directors With Terms of Office Expiring at the 2002 Annual Meeting of Stockholders

  Name of Class I Directors     Age          Business Experience During Past Five Years and Other Information
------------------------------  ---   ------------------------------------------------------------------------------
W. Bernard Pieper...........    69    Self-employed investor, 1996 to present; Vice Chairman of Halliburton Co.,
                                      1992 to 1996. Mr. Pieper is a director of NCI Building Systems, Inc. and
                                      OSCA, Inc. Mr. Pieper is currently a director of the Company.

Philip J. Hawk..............    48    Chairman and Chief Executive Officer of Team, Inc., 1998 to present; President and Chief Executive Officer of EOTT Energy Partners, L.P., 1993 to 1998. Mr.
                                      Hawk is a director of Team, Inc. Mr. Hawk is currently a director of the
                                      Company.

 Class II Directors with Terms of Office Expiring at the 2003 Annual Meeting of Stockholders

      Name of Class II Directors        Age  Business Experience During Past Five Years and Other Information
--------------------------------------  ---  ----------------------------------------------------------------
                                                       There are currently no Class II Directors.

Class III Directors With Terms of Office Expiring at the 2004 Annual Meeting of Stockholders

 Name of Class III Directors     Age         Business Experience During Past Five Years and Other Information
------------------------------   ---   -----------------------------------------------------------------------------
Robert A. Spass (1).........     46    Deputy Chairman of the Board of Capital Z Management, LLC and Capital Z
                                       Partners, Ltd., 1998 to present; Managing Partner of Insurance Partners
                                       Advisors, L.P., 1994 to present; President and Chief Executive Officer of
                                       International Insurance Advisors, Inc., 1990-1994. In addition to holding directorships in non-public companies, Mr. Spass is a director of SNTL
                                       Group, Inc., Ceres Group, Inc., Aames Financial Corporation, Lending Tree,
                                       Inc. and Universal American Financial Corp.

Bradley E. Cooper (1).......     35    Senior Vice President of Capital Z Management, LLC and Capital Z Partners,
                                       Ltd., 1998 to present; Partner of Insurance Partners Advisors, L.P., 1994 to
                                       present; Vice President of International Insurance Advisors, Inc., 1990-1994.
                                       In addition to holding directorships in non-public companies, Mr. Cooper is a director of SNTL Group, Inc., Ceres Group, Inc. and Universal American
                                       Financial Corp.

Stephen L. Kibblehouse......     46    Chief Executive Officer and General Counsel of the Company and the
                                       subsidiaries of the Company, December 7, 2001 to present; Vice President,
                                       General Counsel & Secretary of the Company, May 9, 2000 to December 7, 2001;
                                       Senior Vice President, General Counsel and Secretary of the subsidiaries of the Company, May 2000 to December 7, 2001; Senior Vice President, Assistant
                                       General Counsel and Assistant Secretary of the subsidiaries of the Company,
                                       May 1997 to May 2000; Senior Vice President, Assistant General Counsel and
                                       Assistant Secretary of American Reliance, Inc. (formerly Vik Brothers
                                       Insurance, Inc.), June 1995 to May 2000.

_________
(1) The Company's convertible subordinated debentures obligate the Company to nominate, and recommend the election of, persons designated by a majority in interest of the holders of the Debentures so that the number of persons so designated will at all times constitute, if elected, at least 28% of the Board of Directors. Messrs. Spass and Cooper were so elected to the Board of Directors of the Company.

    On November 7, 2001, Willis T. King, Jr. and Rufus J. Williams, III resigned from their positions as Directors. Richard M. Haverland resigned as a Director on February 12, 2002. Robert W. Shower resigned as a Director on March 8, 2002.

Executive Officers

    The following table provides information regarding persons currently serving as executive officers of the Company:

            Name               Age                    Title and Business Experience During Past Five Years
----------------------------   ---   --------------------------------------------------------------------------------------
Stephen L. Kibblehouse......   46    Chief Executive Officer and General Counsel of the Company and the subsidiaries of the Company, December 7, 2001 to present; Vice President, General Counsel and
                                     Secretary of the Company, May 9, 2000 to December 7, 2001; Senior Vice President,
                                     General Counsel and Secretary of the subsidiaries of the Company, May 9, 2000 to
                                     December 7, 2001; Senior Vice President, Assistant General Counsel and Assistant
                                     Secretary of the subsidiaries of the Company, May 1997 to April 2000; Senior Vice
                                     President, Assistant General Counsel and Assistant Secretary of American Reliance,
                                     Inc. (formerly Vik Brothers Insurance, Inc.), June 1995 to May 2000.

Albert J. Marino............   56    Chief Financial Officer and Treasurer, December 7, 2001 to present; Self Employed
                                     Consultant, August 2000 to present; Executive Vice President and Chief Financial
                                     Officer, Reliance National Insurance Company, January 1990 to August 2000.

Georgean M. Wardzinski......   47    Vice President and Secretary, December 7, 2001 to present; Senior Vice President -
                                     Human Resources and Administration of the subsidiaries of the Company, July 1999 to present; Vice President - Human Resources of the subsidiaries of the Company,
                                     December 1997 to July 1999; Self Employed Consultant 1993 to December 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors and executive officers of the Company, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. The Company believes that all such reports required to be filed during 2001 were timely filed.


ITEM 11: Executive Compensation.

     Summary Compensation Table. The following table sets forth information concerning compensation for services in all capacities to the Company and its subsidiaries during each of the last three years of those persons who were the Company's Chief Executive Officer and its other executive officers during 2001 (collectively, the "named executive officers"):


                          Summary Compensation Table

                                                 Annual Compensation                        Long-Term Compensation
                                       ----------------------------------------     ------------------------------------
                                                                                 Restricted     Securities    All Other
                                                                Other Annual       Stock        Underlying   Compensation
 Name and Principal Position    Years   Salary ($)  Bonus ($)   Compensation     Award ($)      Options (#)     ($)(1)
-----------------------------   -----  ----------- -----------  ------------     ----------     -----------     ------
Stephen L. Kibblehouse.........  2001   $236,013   $331,004(2)                                                     $5,100
 Chief Executive Officer and     2000   $199,707   $  6,500               --             --          7,500         $5,100
 General Counsel of the
 Company

Albert J. Marino...............  2001                               $ 40,874(3)
 Chief Financial Officer and
 Treasurer of the Company

Georgean M. Wardzinski.........  2001   $170,936   $203,625(2)                                                     $5,026
 Vice President and
 Secretary of the Company

Willis T. King, Jr. (4)........  2001   $480,000   $575,625(2)
 Director, Chairman and          2000   $455,230   $210,000               --             --        120,000         $5,100
 Chief Executive Officer of      1999   $254,692   $210,000               --     $2,750,000(5)     150,000             --
 the Company

John W. Cowley (4).............  2001   $355,128   $498,750(2)                                                     $5,000
 President and Chief             2000   $282,212         --         $116,506(6)          --         60,000         $4,875
 Operating Officer of the
 Company

Charles J. Bachand (4).........  2001   $223,255   $130,802(2)                                                     $5,100
 Vice President and              2000   $240,615         --         $    663(6)          --             --         $5,100
 Treasurer of the Company        1999   $188,500         --         $ 85,436(6)          --          6,000         $3,360

_______
(1) The amounts shown for Ms. Wardzinski and Messrs. Kibblehouse, King, Cowley and Bachand are matching and profit sharing contributions under the 401(k) plan.
(2)  Amounts represent payments under the Retention Agreements.
(3) Mr. Marino serves in his capacity as Chief Financial Officer and Treasurer on a consultant basis. The amount shown represents fees paid for his service during 2001.

(4) Mr. King resigned from the Company as of November 7, 2001. Mr. Bachand resigned from the Company on November 6, 2001. Mr. Cowley's employment was terminated as of January 31, 2002.
(5) Represents value at time of issuance of 250,000 Restricted Shares issued to Mr. King under the Restricted Stock Plan. As of December 31, 2001, the value of the listed shares was $0.00 as Mr. King forfeited his interest in the shares when he resigned.
(6) Amounts paid to Messrs. Cowley and Bachand represent reimbursement of relocation expenses.

     Stock Option Grants in the Last Fiscal Year. The following table sets forth certain information with respect to stock options to purchase shares of the Company's Common Stock that were granted to each of the named executive officers during the fiscal year ended December 31, 2001.


                       Option Grants in Last Fiscal Year

                                                     Individual Grants
                                                 -------------------------
               (a)                        (b)          (c)         (d)         (e)       (f)             (g)
                                                    % of Total
                                       Number of      Options                             Potential Realizable
                                      Securities    Granted to   Exercise                   Value of Assumed
                                      Underlying     Employees    or Base   Expiration    Annual Appreciation
                                        Options      in Fiscal     Price       Date        for Option Term(2)
               Name                   Granted(1)       Year       ($/Sh.)      ----       -------------------
-----------------------------------   ----------       ----       -------
                                                                                          5% ($)      10% ($)
                                                                                          -----       -------

                       No options were granted in 2001.

______________
     Option Exercises and Year-End Option Holdings. The following table summarizes the number and value of the unexercised options to purchase Common Stock held by the named executive officers at December 31, 2001. None of the named executive officers exercised options during 2001.


                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                                     Number of Shares of
                                                                   Common Stock Underlying       Value of Unexercised
                                                                  Unexercised Options Held       In-The-Money Options
                                                                    at December 31, 2001       Held at December 31, 2001
                                                                 ---------------------------  ---------------------------
                                 Name                            Exercisable   Unexercisable  Exercisable   Unexercisable
                                 ----                            ------------  -------------  ------------  -------------
Stephen L. Kibblehouse.....................................           5,395        13,105          $0             $0
Georgean M. Wardzinski.....................................           2,803         7,197          $0             $0
John W. Cowley.............................................          20,000        40,000          $0             $0

Compensation of Directors

     Directors who are employees of the Company are not paid any fees or additional compensation for service as members of the Board or any committee thereof. Directors who are not employees of the Company ("Non-Employee Directors"), other than Messrs. Spass and Cooper, receive an annual retainer fee of $22,500, as well as a fee of $1,100 per day for attendance at meetings of the Board and any committee meetings held on the same day as a Board meeting and a fee of $800 per day for attendance at committee meetings not held on the same day as a Board meeting. In addition, all Directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with traveling to any Board or committee meeting. Pursuant to an agreement described below, Insurance Partners' designated directors do not receive compensation as Directors in the form of cash or stock and, accordingly, although they are not employees of the Company, the term Non-Employee Directors defined above is deemed not to include them.

     Each Non-Employee Director of the Company as of January 1996 was granted an option to purchase 10,000 shares of Common Stock under the 1995 Directors' Stock Plan (the "Directors Plan"). The purposes of the Directors Plan are to (i) encourage the Directors to own shares of Common Stock and thereby align their interests more closely with the interests of other stockholders of the Company,
(ii) encourage the highest level of Director performance by providing the Directors with a direct interest in the Company's attainment of its financial goals and continuing success, and (iii) provide a financial incentive that will help attract and retain the most qualified Directors. Pursuant to the Directors Plan, the Company may grant options and issue stock with respect to an aggregate of up to 550,000 shares. No individual will receive more than 300,000 shares of Common Stock in the aggregate upon the issuance of stock and the exercise of options granted under the Directors Plan. Options granted under the Directors Plan are non-qualified stock options ("Options") and shares of Common Stock issued under the Directors Plan are from authorized and unissued shares.

     An agreement among the Company, Insurance Partners, L.P. ("IP") and IP Bermuda provides that, in the event of election of certain individuals associated with IP and IP Bermuda to the Board of Directors pursuant to the terms of the Investment Agreement among the Company, Halliburton Company and the Investors therein dated October 10, 1995 and the Debentures, such individuals will not be entitled to participate in the Directors Plan or any similar plan.

     Options granted under the Directors Plan vest and become exercisable as to 33%, 66% and 100% of the shares of Common Stock subject thereto on each of the first, second and third anniversaries of the option grant. Each Option is evidenced by a stock option agreement which may contain such terms and conditions as may be determined by the Committee and are not inconsistent with the Directors Plan. The term of an Option is ten years from the date of grant. During a Director's lifetime, an Option granted pursuant to the Directors Plan will be exercisable only by the Director. The Option will not be transferable by a Director other than by will or the laws of descent and distribution.

Employment Contracts and Retention Agreements

     Employment Contracts. During 1999, the Company entered into an Employment Agreement with Willis T. King, Jr., under which Mr. King became and served as Chairman and Chief Executive Officer of the Company. The period of Mr. King's employment would end pursuant to the Employment Agreement, as amended, no earlier than June 1, 2003, unless his employment is terminated prior to such date pursuant to the terms of his Employment Agreement. Under the terms of the Employment Agreement, as amended, Mr. King was paid an annual salary which was $480,000 for 2001. He was also eligible for an annual bonus of up to 150% of annual salary, but no less than $210,000 for 1999 and 2000, to be determined by the Board of Directors of the Company. Mr. King was not awarded a bonus under his Employment Agreement for 2001. The Company also granted Mr. King options to purchase 150,000 shares of Common Stock at an exercise price of $11.00 per share, which was the closing price of the Common Stock on the New York Stock Exchange on the date of the Employment Agreement. Mr. King purchased $5 million of Common Stock of the Company at a price of $11.00 per share. Mr. King also received 250,000 shares of Restricted Shares under the Restricted Stock Plan, with a base price of $11.00 per share. Mr. King resigned as Chairman and Chief Executive Officer of the Company on November 7, 2001. Under the terms of his resignation, Mr. King was paid his salary until December 31, 2001 and for vacation days not used during 2001.

     In 2000, the Company entered into an Employment Agreement with John W. Cowley, under which Mr. Cowley became and served as President and Chief Operating Officer of the Company. The period of Mr. Cowley's employment would end pursuant to the Employment Agreement, as amended, no earlier than January 1, 2004, unless his employment is terminated prior to such date pursuant to the terms of his Employment Agreement. Under the terms of the Employment Agreement, Mr. Cowley was paid an annual salary which was $350,000 for 2001. He was also eligible for an annual bonus of up to 75% of annual salary based on the performance of the Company as measured by the achievement of specified performance objectives determined by the Chief Executive Officer of the Company in his sole discretion. Mr. Cowley was not paid a bonus under his Employment Agreement for 2001. The Company also granted Mr. Cowley options to purchase 50,000 shares of Common Stock at an exercise price of $8.13 per share, which was the closing price of the Common Stock on the New York Stock Exchange on the date the options were issued. Mr. Cowley's Employment Agreement terminated on January 31, 2002.

     In November 2001, the Highlands Insurance Company, a subsidiary of Highlands Group, entered into an Independent Contractor Services Agreement with Albert J. Marino pursuant to which Mr. Marino provides expert advice and consultation to the Company on any and all financial, accounting and related matters, including the preparation, review and approval of financial reports and assembly of financial data for both internal and external use. Mr. Marino also performs such other services as required to maintain adequate financial controls applicable to a group of affiliated insurance companies and financial holding companies the ultimate parent of which is a publicly traded holding company. In consideration for the services performed, Highlands Insurance Company pays Mr. Marino $1,500.00 per day based on a minimum of eight hours worked per day. Mr. Marino is also reimbursed for reasonable travel and related expenses, excluding expenses related to normal commuting to and from the Company's Lawrenceville office. Mr. Marino is not eligible to participate in any pension, profit sharing, bonus, insurance or medical plan or other employee benefit normally offered to the Company's employees. The agreement may be terminated by either party for any reason, effective immediately upon written notice.

     Retention Agreements. In 2001, the Company entered into Retention Agreements with the Company's executive officers and certain key employees of the Company's insurance subsidiaries (each an "Executive"). The purpose of the Retention Agreements was to provide an incentive to Executives to continue to manage the business of the Company and represent and protect the interests of the Company's shareholders during and in connection with the Company's exploration of the possibility of engaging in a transaction, including, but not limited to a sale of the Company or any of its subsidiaries, a recapitalization or reorganization of the Company or any of its subsidiaries, a liquidation of the Company or any of its subsidiaries or any similar transaction (a "Transaction"). The Company entered into Retention Agreements with Messrs. Kibblehouse, King, Cowley, Bachand and Ms. Wardzinski, among others. Under the terms of the Retention Agreements, each Executive was paid on September 30, 2001, a retention payment equal to 25% of a multiple of the sum of the Executive's 2001 base annual compensation and the average of his or her annual cash bonuses paid in 1999 and 2000 (the "Base Amount"). Another retention payment equal to 50% of the Base Amount was made December 10, 2001, which payment was triggered by the Company's decision on December 7, 2001 to run-off the business. A final retention payment equal to 25% of the Base Amount will be made on June 7, 2002, provided the Executive is employed by the Company on the payment date. The employment condition does not apply to the final retention payment if the Executive is discharged (other than for cause) or resigns for good reason before the payment date. In addition, if the Executive is discharged (other than for cause) or resigns for good reason before June 7, 2002, the Company is required to continue benefits for a number of years equal to the Executive's Retention Agreement multiple. Such benefits include the Executive's life, medical, dental, health, accident and disability insurance and other benefits, including retirement plan benefits. The Base Amount and multiple under the Retention Agreement entered into with Stephen L. Kibblehouse are $225,878 and 1.9 respectively, with Georgean M. Wardzinski are $181,000 and 1.5 respectively, with Willis T. King, Jr. are $585,000 and 2.5 respectively, with John W. Cowley are $350,000 and 1.9 respectively, and with Charles J. Bachand are $269,002 and 1.9 respectively.

     Restricted Stock Plan. In 1997, the Company adopted the 1997 Restricted Stock Plan (the "Restricted Stock Plan"), which authorized grants of up to 100,000 shares of restricted Common Stock (the "Restricted Shares") to officers of the Company's subsidiaries selected by the Compensation Committee. In 1999, the Restricted Stock Plan was amended (i) to permit participants to have a one-time opportunity to exchange restricted stock for new restricted stock equal to 75% of the number of shares surrendered for exchange and (ii) to allow for the issuance of an additional 250,000 shares. In order to be issued Restricted Shares, a grantee must purchase an equal number of shares of Common Stock at market price ("Qualifying Shares"). Restricted Shares vest five years after the date of grant, provided the following conditions are satisfied: (i) the grantee remains employed by the Company or one of its subsidiaries until at least three years from the date of grant; (ii) the grantee does not resign from the Company and its subsidiaries, and is not terminated for cause, before the vesting date; and (iii) the market price of the Common Stock on the vesting date is at least 40% greater than on the date of grant. If the market price has increased at least 40% but less than 50%, 25% of the Restricted Shares vest, if the increase is at least 50% but less than 61%, 50% vest, and if the market price increases at least 61%, 100% vest. Pursuant to his employment agreement, Mr. King purchased 250,000 Qualifying Shares at $11.00 per share and was issued 250,000 Restricted Shares in 1999. These shares were forfeited upon Mr. King's resignation from the Company.

     Employees' Retirement and Savings Plan. The Company makes annual contributions to the Highlands Insurance Group Employees' Retirement and Savings Plan (the "Retirement Plan") for the benefit of qualified employees. The amount of each year's contribution, if any, is determined by the Board of Directors of the Company in its discretion. Before-tax contributions up to 6% of compensation are matched by the Company at a 50% rate under the Retirement Plan. Matching contributions by the Company to executive officers under the Retirement Plan for 2001, 2000 and 1999 are set forth in the Summary Compensation Table. It is not possible to estimate the amount of benefits payable at retirement under the Retirement Plan to Messrs. Kibblehouse, King, Cowley, Bachand and Ms. Wardzinski because of some or all of the following: (i) amounts contributed in the future will be contingent on future discretionary contributions by the Company as well as contribution levels of the participant; (ii) earnings on trust fund assets will vary; (iii) trust fund assets may appreciate or depreciate in value; (iv) the compensation of the individual may vary; (v) age at date of retirement may vary; and (vi) the Retirement Plan may be changed or discontinued.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Compensation Committee consists of Messrs. Hawk, Pieper and Spass (Chairman). No member of the committee was an officer or employee of the Company or any of its subsidiaries during 2001, nor was any member formerly an officer of the Company or any of its subsidiaries.

Compensation Committee Report on Executive Compensation

     Compensation Philosophy. The Company has applied a consistent philosophy for all employees, including senior management. This philosophy is based on the premise that the achievements of the Company result from the coordinated efforts of all individuals working toward common objectives. The Company has tried to achieve these objectives through teamwork that is focused on meeting the expectations of customers and stockholders.

     The goals of the compensation program are to align compensation with business objectives and performance. The Company's compensation program for executive officers has been based on the same two principles applicable to compensation decisions for all employees of the Company--paying competitively and paying for sustained performance.

     The Company is committed to maintaining a compensation program that helps retain key personnel. To ensure that pay is competitive, the Company will regularly compare its pay practices with those of other regional companies and set its pay parameters based on this review.

     Executive officers and senior managers are rewarded based upon corporate performance and individual performance. Corporate performance is primarily evaluated by determining the extent to which annually established goals are met. Individual performance is evaluated by reviewing performance against set individual objectives and goals and the degree to which Company values are fostered.

     The Company's compensation program consists of cash-based compensation. The Company believes its compensation program will allow the Company to retain key employees. The Company establishes salary ranges for employees by reviewing the aggregate of base salary and annual bonus for competitive positions in the market. The Company performs an assessment of individual positions in an effort to identify appropriate market salary ranges for all positions. Ranges for officer positions are established based on competitive market data. These ranges allow an officer to be placed above or below the midpoint according to that officer's overall performance.

     For additional discussion regarding compensation, see "Employment Contracts and Retention Agreements" under Item 11: "Executive Compensation."

     CEO Compensation.   Willis T. King was Chief Executive Officer and Chairman
of the Company until November 7, 2001. The Compensation Committee used the same compensation policy described above for all employees to determine Mr. King's 2001 compensation. In setting both the cash-based and the equity based elements of Mr. King's overall compensation, the Compensation Committee made an overall assessment of Mr. King's ability to lead the Company in reaching its long-term strategic and business goals.


                                  COMPENSATION COMMITTEE

                                  Robert A. Spass (Chairman)
                                  Phillip J. Hawk
                                  W. Bernard Pieper

                               Performance Graph

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
               OF HIGHLANDS INSURANCE GROUP, INC., S&P 500 INDEX
                  AND S&P INSURANCE (PROPERTY-CASUALTY) INDEX

     Set forth below is a line graph comparing cumulative stockholder return from December 31, 1996 to December 31, 2001 on the Common Stock, based on the market price of the Common Stock, with the cumulative total return on the Standard & Poor's 500 Stock Index and the Standard & Poor's Insurance (Property-Casualty) Index:



                                      LOGO

                                                               December 31,
                                                            ----------------------
                                              1996*      1997     1998     1999     2000     2001
                                              -----     -----    -----    -----    -----    -----
Highlands Insurance Group, Inc.........       100.0     140.1     64.5     46.6     44.4      0.5
S&P 500................................       100.0     133.3    171.5    207.6    188.7    166.2
S&P Insurance (Property-Casualty)......       100.0     145.5    135.4    100.9    157.1    144.5

----------------
* Table assumes $100 invested on December 31, 1996 in Common Stock, the Standard & Poor's 500 Index and the Standard & Poor's Insurance (Property-Casualty) Index, including reinvestment of dividends with respect to the two indices. The Company has not paid dividends on Common Stock since December 1996.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect to persons or groups who, to the Company's knowledge, beneficially own, or have the right to acquire within 60 days of March 30, 2002, more than five percent of the Common
Stock:


                                                             Amount and
                                                              Nature of
                                                             Beneficial             Percent of
Name and Address of Beneficial Owner                       Ownership(1)(2)         Class(1)(2)
------------------------------------                       ---------------         -----------
Insurance Partners, L.P.(3).........................         4,568,759(4)             25.3%
 201 Main Street
 Fort Worth, TX 76102
Insurance Partners Offshore (Bermuda), L.P.(5)......         2,518,009(6)             15.8%
 Cedar House
 41 Cedar Avenue
 P.O. Box HM1179
 Hamilton, Bermuda
Option Opportunities Co. (7)........................         1,216,900(7)              9.1%
 225 W. Washington St., 3/rd/ Floor
 Chicago, IL  60606
State Street Bank and Trust Company (8).............         1,010,496(8)              7.5%
 225 Franklin Street
 Boston, MA  02110
Waveland Partners(9)................................           832,000                 6.2%
 227 West Monroe, Suite 4800
 Chicago, IL 60606
Richard M. Haverland(10)............................           825,285                 6.1%
 160 Coquille Way
 Vero Beach, FL 32963
Royce & Associates, Inc.(11)........................           818,600                 6.1%
 1414 Avenue of the Americas
 New York, NY 10019

----------------
(1) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.
(2) Based on 13,424,433 shares of Common Stock outstanding at the close of business on March 1, 2002.
(3) The general partner of Insurance Partners, L.P. is Insurance GenPar L.P., a Delaware limited partnership; the general partner of the latter is Insurance GenPar MGP, L.P., a Delaware limited partnership; and the general partner of the latter is Insurance GenPar MGP, Inc., a Delaware corporation. Robert A. Spass (a director of the Company) owns 40% of the voting stock of Insurance GenPar MGP, Inc., and Steven Gruber and Daniel Doctoroff each owns 30% of such voting stock.
(4) Represents the number of shares of Common Stock issuable upon conversion of the Company's 10% Convertible Subordinated Debentures due December 31, 2005 (the "Debentures") and exercise of the Company's Common Stock Subscription Warrants, Series A (the "Series A Warrants") owned of record by Insurance Partners, L.P.
(5) The general partner of Insurance Partners Offshore (Bermuda), L.P. ("IP Bermuda") is Insurance GenPar (Bermuda), L.P., a Bermuda limited partnership; the general partner of the latter is Insurance GenPar (Bermuda) MGP, L.P.; and the general partner of the latter is Insurance GenPar (Bermuda) MGP, Ltd., a Bermuda corporation. Robert A. Spass (a director of the Company) owns 40% of the voting stock of Insurance GenPar (Bermuda) MGP, Ltd., and Steven Gruber and Daniel Doctoroff each owns 30% of such voting stock.
(6) Represents the number of shares of Common Stock issuable upon conversion of the Debentures and exercise of the Series A Warrants owned of record by IP Bermuda. Shares acquirable by IP Bermuda upon conversion or exercise of Debentures or Series A Warrants will be Series B Common Stock, which have reduced voting rights until such shares are transferred by IP Bermuda or the occurrence of certain events.
(7) Based on a Schedule 13G filed on January 11, 2002, Option Opportunities Company is a broker or dealer registered under Section 15 of the Act.
(8) State Street Bank and Trust Company, a bank as defined in Section (3)(A)(6) of the Act, holds the listed shares due to its various fiduciary capacities.
(9) Represents shared beneficial ownership by the following related entities:
    Waveland International, Ltd., a Cayman Islands exempted company; Waveland Partners L.P., an Illinois limited partnership; Waveland Capital Management, L.P., an

     Illinois limited partnership; Clincher Capital Corporation, an Illinois corporation; Waveland Capital Management, LLC, an Illinois limited liability company; and Waveland Partners, Ltd., a Cayman Islands exempted company.
(10) Mr. Haverland is a former Director and Chief Executive Officer of the Company. The shares beneficially owned were acquired as follows: 259,003 issuable pursuant to warrants; 254,712 shares issuable pursuant to the Debentures; 300,000 shares issuable pursuant to stock options; and 12,570 shares acquired through the Employee Stock Purchase Plan.
(11) Royce & Associates, Inc. ("Royce") and Royce Management Company ("RMC") are investment advisors registered under Section 203 of the Investment Advisors Act of 1940. Royce is the beneficial owner of 814,800 shares of the Common Stock outstanding of the Company; RMC beneficially owns 3,800 shares of the Common Stock outstanding of the Company. Charles M. Royce may be deemed to be a controlling person of Royce and RMC, and, as such, may be deemed to beneficially own the shares of Common Stock of the Company beneficially owned by Royce and RMC. Mr. Royce does not own any shares of Common Stock of the Company outside of Royce and RMC, and disclaims all beneficial ownership of the shares held by Royce and RMC.


     The following table sets forth information with respect to the numbers of shares of Common Stock that the following persons beneficially own, or have the right to acquire within 60 days of March 1, 2002: (i) each director of the Company, (ii) each executive officer of the Company named in the table entitled "Summary Compensation Table" and (iii) all executive officers and directors of the Company as a group at March 30, 2002:


                                                 Amount and
                                                  Nature of
                                                 Beneficial          Percent of
Name                                            Ownership(1)          Class(1)
----                                            ------------         ----------
Stephen L. Kibblehouse....................      15,752(2)(5)(6)              *
Robert A. Spass...........................          --(4)                    *
Bradley E. Cooper.........................       3,000(4)                    *
Philip J. Hawk............................      14,056                       *
W. Bernard Pieper.........................      19,586                       *
Georgean M. Wardzinski....................      13,626(2)(5)(6)              *
Willis T. King, Jr........................     540,062                     4.0%
Charles J. Bachand........................      49,846(3)(6)                 *
John W. Cowley............................       9,538(6)                    *

All Directors and executive officers
 as a group (12 persons)..................     665,466(2)(3)(5)(6)         5.0%

----------------
*   Less than 1%.
(1) Based on 13,424,433 shares of Common Stock outstanding at the close of business on March 1, 2002.
(2) Includes 641 shares issued to Mr. Kibblehouse and 3,100 shares issued to Ms. Wardzinski under the 1997 Restricted Stock Plan. See Item 11: "Executive Compensation -- Restricted Stock Plan."
(3) Includes the following numbers of shares of Common Stock issuable upon exercise of the Series A Warrants and the Company's Common Stock Subscription Warrants, Series A-2 Warrants and conversion of the Debentures and the Company's 10% Convertible Subordinated Debentures due December 31, 2005, Series 2, respectively, held by Charles J. Bachand--12,003, 12,003, 11,757 and 11,757 shares.
(4) Does not include shares owned beneficially by Insurance Partners, L.P. and IP Bermuda. See the prior table under "Security Ownership of Certain Beneficial Owners and Management."
(5) Includes the following shares issuable pursuant to stock options currently exercisable or exercisable within 60 days: Mr. Kibblehouse--12,666 shares and Ms. Wardzinski--8,291 shares.
(6) Includes shares beneficially owned as a result of participation in the Company's 401(k) Plan.

The following table sets forth securities authorized for issuance under equity compensation plans which have been previously approved by security holders and not previously approved by security holders:

                           Equity Compensation Plans

         Plan Category               Number of securities to    Weighted-average exercise      Number of securities
         -------------               be issued upon exercise       price of outstanding      remaining available for
                                     of outstanding options,      options, warrants and       future issuance under
                                       warrants and rights                rights            equity compensation plans
                                       -------------------                ------            -------------------------
Equity compensation plans                      409,984                   $11.98                     371,042
approved by security holders

Equity compensation plans                      464,781                   $12.98                     435,219
not approved by security holders
Total


ITEM 13: Certain Relationships and Related Transactions.

  None.

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

     *4.11 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series A


     *4.12 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series B

     *4.13 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series A-2

     *4.14 Form of Amendment Number 1 to Common Stock Subscription Warrant, Series B-2

      4.15 Waiver of Certain Interest Payments on 10% Convertible Debentures due December 31, 2005 dated April 13, 2001

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

   ++10.15  Employees' Retirement And Savings Plan

  +++10.16  Amendment No. 1 to Employees' Retirement and Savings Plan

  +++10.17  Amendment No. 2 to Employees' Retirement and Savings Plan

  +++10.18  Employment Agreement between the Registrant and Willis T. King, Jr.

 ++++10.19  Employment Agreement between the Registrant and John W. Cowley

 ++++10.20  Form of Retention Agreement #

 ++++10.21  Seventh Amendment and Waiver to Credit Agreement dated as of
            December 31, 2000, among the Registrant, Various Lending Institutions and The Chase Manhattan Bank, as Administrative Agent

      21    List of Subsidiaries

      23    Consent of Independent Auditors

         _______
      + Incorporated by reference to the Company's registration statement on Form 10 as filed with the Commission on January 4, 1996.

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

     ++ Incorporated by reference to the Company's registration statement on Form S-8 as filed with the Commission on June 1, 1998

    +++ Incorporated by reference to the Company's Report on Form 10-K, for the fiscal year ended December 31, 1999 as filed with the Commission

   ++++ Incorporated by reference to the Company's Report on Form 10-K, for the fiscal year ended December 31, 2000 as filed with the Commission.

# The Company has entered Retention Agreements with Willis T. King, Jr., John W.
  Cowley, Charles J. Bachand, Stephen L. Kibblehouse and Georgean M. Wardzinski, the particular terms of which are specified in "Employment -Contracts and Retention Agreements" under Item 11: "Executive Compensation."

     (b) Reports on Form 8-K during the quarter ended December 31, 2001.

     The Company filed a Form 8-K on November 8, 2001 and December 13, 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2002.

                                    Highlands Insurance Group, Inc.

                                    By:    /s/  Stephen L. Kibblehouse
                                        ----------------------------------
                                                 Stephen L. Kibblehouse
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                              Title                                 Date
                ---------                              -----                                 ----
     /s/ Stephen L. Kibblehouse          Chief Executive Officer and Director          April 15, 2002
------------------------------------
       Stephen L. Kibblehouse

        /s/ Albert J. Marino             Chief Financial Officer and Treasurer         April 15, 2002
------------------------------------
          Albert J. Marino

        /s/ Robert A. Spass              Director                                      April 15, 2002
------------------------------------
          Robert A. Spass

       /s/ Bradley E. Cooper             Director                                      April 15, 2002
------------------------------------
         Bradley E. Cooper

       /s/ W. Bernard Pieper             Director                                      April 15, 2002
------------------------------------
         W. Bernard Pieper

         /s/ Philip J. Hawk              Director                                      April 15, 2002
------------------------------------
           Philip J. Hawk

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                       Page
                                                                                                      ------
Audited Financial Statements
  Independent Auditors' Report......................................................................     F-2
  Consolidated Balance Sheets as of December 31, 2001 and 2000......................................     F-3
  Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999........     F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000
    and 1999........................................................................................     F-5
  Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2001, 2000
    and 1999........................................................................................     F-6
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999........     F-7
  Notes to Consolidated Financial Statements........................................................     F-8


Financial Statement Schedules
  Schedule II--Condensed Financial Information of Registrant (Parent Company only):
     Balance Sheets--As of December 31, 2001 and 2000...............................................    F-30
     Statements of Operations--For the Years Ended December 31, 2001, 2000 and 1999.................    F-31
     Statements of Cash Flows--For the Years Ended December 31, 2001, 2000 and 1999.................    F-32
  Schedule III--Supplementary Insurance Information--As of and For the Years Ended
    December 31, 2001, 2000 and 1999................................................................    F-33
  Schedule V--Valuation and Qualifying Accounts--For the Years Ended December 31, 2001, 2000
    and 1999........................................................................................    F-34

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors
Highlands Insurance Group, Inc.:

We have audited the consolidated financial statements of Highlands Insurance Group, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Highlands Insurance Group, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules for 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the 2000 and 1999 information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a net capital deficiency. As of December 31, 2001, the Company was in violation with various debt covenants and such debt is due on demand, or if no demand is made, April 30, 2002. In February 2002, the Company's significant insurance subsidiaries were placed under regulatory supervision due to their adverse financial condition, whereby the regulatory agencies have authority to take any number of actions, including taking over control of the insurance subsidiaries. At December 31, 2001, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The 2001 consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Because of the significance of the uncertainties discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 2001 consolidated financial statements and financial statement schedules.

KPMG LLP

April 9, 2002

                        HIGHLANDS INSURANCE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 2001 AND 2000
                                (in thousands)

                                        ASSETS                                                 2001           2000
                                        ------                                              ----------      ---------
Investments:
  Fixed maturity securities available-for-sale, at fair value (amortized cost of
    $723,410 in 2001 and $797,092 in 2000)..............................................    $  714,243        776,453
  Equity securities, at fair value (cost of $28,940 in 2001 and $30,686 in 2000)........        29,665         32,091
  Other investments, at cost............................................................            54          1,952
                                                                                            ----------      ---------
     Total investments..................................................................       743,962        810,496
Cash and cash equivalents...............................................................       109,634        109,763
Premiums in course of collection, net...................................................        85,838        126,719
Premiums due under retrospective policies...............................................       108,952        138,119
Receivable from reinsurers..............................................................       691,938        683,439
Prepaid reinsurance premiums............................................................         7,523          8,576
Funds on deposit with reinsurers........................................................        20,035          9,019
Net deferred tax asset..................................................................             -          6,732
Accrued investment income...............................................................         9,723         11,084
Deferred policy acquisition costs.......................................................             -         49,622
Other assets............................................................................        43,007         47,581
                                                                                            ----------      ---------
     Total assets.......................................................................    $1,820,612      2,001,150
                                                                                            ==========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
Loss and loss adjustment expense reserves...............................................    $1,599,127      1,392,497
Unearned premiums.......................................................................       168,480        224,120
Senior bank debt........................................................................        49,004         49,004
Convertible subordinated debentures.....................................................        62,297         58,626
Accounts payable and accrued liabilities................................................        99,751         97,424
                                                                                            ----------      ---------
     Total liabilities..................................................................     1,978,659      1,821,671
                                                                                            ----------      ---------
Mandatorily redeemable preferred stock..................................................         5,235          4,930
                                                                                            ----------      ---------
Stockholders' equity (deficit):
  Common stock, $.01 par value; 50,000,000 shares authorized, 12,978,533 shares issued and outstanding in 2001, 13,225,411 shares issued and outstanding in
    2000................................................................................           137            140
  Additional paid-in capital............................................................       228,872        231,566
  Accumulated other comprehensive loss..................................................        (8,582)       (12,572)
  Treasury stock, at cost (739,400 shares in 2001 and 2000, including 445,900
    shares held by subsidiaries in 2001 and 2000).......................................        (9,459)        (9,459)
  Deferred compensation on restricted stock.............................................          (313)        (3,097)
  Retained (loss) earnings..............................................................      (373,937)       (32,029)
                                                                                            ----------      ---------
     Total stockholders' equity (deficit)...............................................      (163,282)       174,549
                                                                                            ----------      ---------
     Total liabilities, mandatorily redeemable preferred stock and stockholders'
       equity...........................................................................    $1,820,612      2,001,150
                                                                                            ==========      =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (in thousands, except per common share data)

                                                                           2001         2000         1999
                                                                        ---------     --------      -------
Revenues:
  Net premiums earned..............................................     $ 496,559      388,505      325,305
  Net investment income............................................        58,782       62,453       67,684
  Net realized investment gains....................................        11,823          974           22
                                                                        ---------     --------      -------
     Total revenues................................................       567,164      451,932      393,011
                                                                        ---------     --------      -------
Expenses:
  Loss and loss adjustment expense incurred........................       667,118      346,137      238,940
  Underwriting expenses............................................       227,198      134,470      130,121
  Debt interest and amortization expense...........................        11,393       12,392       11,753
  Loss on write-off of subsidiary..................................            --           --       10,452
  Other expenses (income), net.....................................         2,314       (2,538)       2,210
                                                                        ---------     --------      -------
     Total expenses................................................       908,023      490,461      393,476
                                                                        ---------     --------      -------
Loss before income taxes...........................................      (340,859)     (38,529)        (465)
Income tax expense.................................................           744       67,747       12,984
                                                                        ---------     --------      -------
     Net income (loss).............................................      (341,603)    (106,276)     (13,449)
Dividends paid on mandatorily redeemable preferred stock...........           305          289           --
                                                                        ---------     --------      -------
     Net income (loss) attributable to common stockholders.........     $(341,908)    (106,565)     (13,449)
                                                                        =========     ========      =======
Earnings (loss) per common share:
  Basic............................................................     $  (25.89)       (8.06)       (1.04)
  Diluted..........................................................     $  (25.89)       (8.06)       (1.04)
Weighted average number of common shares outstanding:
  Basic............................................................        13,207       13,221       12,956
  Diluted..........................................................        13,207       13,221       12,956

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)

                                                                                      2001          2000        1999
                                                                                   ---------      --------     -------
Common stock:
 Balance, beginning of year......................................................  $     140           140         132
  Issuance (cancellation) of common stock, par value.............................         (3)           --           8
                                                                                   ---------      --------     -------
 Balance, end of year............................................................        137           140         140
                                                                                   ---------      --------     -------
Additional paid-in capital:
 Balance, beginning of year......................................................    231,566       231,515     223,976
  Net issuance (cancellation) of common stock....................................     (2,694)           51       7,539
                                                                                   ---------      --------     -------
 Balance, end of year............................................................    228,872       231,566     231,515
                                                                                   ---------      --------     -------
Accumulated other comprehensive income (loss):
 Balance, beginning of year......................................................    (12,572)      (29,184)     16,803
  Changes in net unrealized investment gains (losses), net of tax................      7,015        16,682     (46,138)
  Change in valuation allowance for deferred taxes on unrealized investment
    gains and losses.............................................................     (2,955)           --          --
  Net unrealized investment losses of written-off subsidiary, net of tax.........         --            --         151
  Other..........................................................................        (70)          (70)         --
                                                                                   ---------      --------     -------
 Balance, end of year............................................................     (8,582)      (12,572)    (29,184)
                                                                                   ---------      --------     -------
Treasury stock, at cost:
 Balance, beginning of year......................................................     (9,459)       (9,459)     (9,268)
  Acquisition of treasury stock..................................................         --            --        (191)
                                                                                   ---------      --------     -------
 Balance, end of period..........................................................     (9,459)       (9,459)     (9,459)
                                                                                   ---------      --------     -------
Deferred compensation on restricted stock:
 Balance, beginning of year......................................................     (3,097)       (3,147)     (1,074)
  Net retirement (issuance) of restricted stock..................................      2,784            50      (2,073)
                                                                                   ---------      --------     -------
 Balance, end of year............................................................       (313)       (3,097)     (3,147)
                                                                                   ---------      --------     -------
Retained (loss) earnings:
 Balance, beginning of year......................................................    (32,029)       74,536      87,985
  Net income (loss) attributable to common stockholders..........................   (341,908)     (106,565)    (13,449)
                                                                                   ---------      --------     -------
 Balance, end of period..........................................................   (373,937)      (32,029)     74,536
                                                                                   ---------      --------     -------
Total stockholders' equity.......................................................  $(163,282)      174,549     264,401
                                                                                   =========      ========     =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                (in thousands)

                                                                                        2001         2000         1999
                                                                                     ---------     --------      -------
Net income (loss) attributable to common stockholders...........................     $(341,908)    (106,565)     (13,449)
                                                                                     ---------     --------      -------
Other comprehensive income (loss), net of taxes:
  Increase (decrease) in unrealized gains (losses) on investments net of
    taxes of $7,915; $9,323; and $(24,836)......................................        14,700       17,315      (46,124)
  Reclassification adjustments for realized gains in net income (loss) net of
    taxes of $4,138, $341; and $8...............................................        (7,685)        (633)         (14)
  Change in valuation allowance for deferred taxes on unrealized investment
    gains and losses............................................................        (2,955)          --           --
  Net unrealized investment losses of written-off subsidiary, net of taxes of
    $0; $0; and $8..............................................................            --           --          151
  Other.........................................................................           (70)         (70)          --
                                                                                     ---------     --------      -------
  Other comprehensive income (loss), net of taxes...............................         3,990       16,612      (45,987)
                                                                                     ---------     --------      -------
Comprehensive loss..............................................................     $(337,918)     (89,953)     (59,436)
                                                                                     =========     ========      =======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        HIGHLANDS INSURANCE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                (in thousands)

                                                                                                   2001       2000       1999
                                                                                                ---------   --------   --------
Cash flows from operating activities:
 Net income (loss)...........................................................................   $(341,603)  (106,276)   (13,449)
                                                                                                ---------   --------   --------
 Adjustments to reconcile net income (loss) to net cash provided by (used in) activities:
  operating activities:
  Depreciation and amortization..............................................................       6,473      5,162      3,768
  Net realized investment gains..............................................................     (11,823)      (974)       (22)
  Write-off of subsidiary....................................................................          --         --     10,452
  Deferred tax expense (benefit).............................................................          --     66,957     12,659
  Change in:
   Premiums in course of collection..........................................................      40,881    (70,145)    (2,771)
   Premiums due under retrospective policies.................................................      29,167      4,730      1,764
   Receivable from reinsurers................................................................      (8,499)     1,086     60,407
   Prepaid reinsurance premiums..............................................................       1,053     (4,799)    (1,254)
   Funds on deposit with reinsurers..........................................................     (11,016)     8,515        339
   Deferred policy acquisition costs.........................................................      49,622    (16,066)    (2,019)
   Loss and loss adjustment expense reserves.................................................     206,630     38,973   (189,740)
   Unearned premiums.........................................................................     (55,640)    77,288      9,554
   Other operating assets and liabilities....................................................      19,410     30,459     (2,679)
                                                                                                ---------   --------   --------
    Total adjustments........................................................................     266,258    141,186    (99,542)
                                                                                                ---------   --------   --------
    Net cash provided by (used in) operating activities......................................     (75,345)    34,910   (112,991)
                                                                                                ---------   --------   --------
Cash flows from investing activities:
 Proceeds from sales:
  Fixed maturity securities available-for-sale...............................................     156,836     87,714    184,817
  Equity securities..........................................................................       7,730      1,721      8,311
  Other investments..........................................................................       3,433      1,720         --
 Maturities or calls:
  Fixed maturity securities available-for-sale...............................................     186,793     56,713    149,610
 Investment purchases:
  Fixed maturity securities available-for-sale...............................................    (277,165)  (138,348)  (180,269)
  Equity securities..........................................................................          --     (1,000)   (18,940)
 Net purchases of property and equipment.....................................................      (2,411)    (2,011)   (10,313)
 Cash and cash equivalents of written-off subsidiary.........................................          --         --    (12,843)
 Other proceeds..............................................................................          --         --        867
                                                                                                ---------   --------   --------
  Net cash provided by investing activities..................................................      75,216      6,509    121,240
                                                                                                ---------   --------   --------
Cash flows from financing activities:
  Repayment of senior bank debt..............................................................          --    (10,000)    (5,996)
  Issuance of common stock...................................................................          --         61      5,474
  Acquisition of treasury stock..............................................................          --         --       (191)
                                                                                                ---------   --------   --------
  Net cash used in financing activities......................................................          --     (9,939)      (713)
                                                                                                ---------   --------   --------
Net increase in cash and cash equivalents....................................................        (129)    31,480      7,536
Cash and cash equivalents at beginning of year...............................................     109,763     78,283     70,747
                                                                                                ---------   --------   --------
Cash and cash equivalents at end of year.....................................................   $ 109,634    109,763     78,283
                                                                                                =========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid..............................................................................   $   3,933     10,700     10,163
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

     The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern. As described in Note 8, since December 31, 2001, the Company has been in default under the terms of its bank debt for noncompliance with certain financial ratios. The Company does not have sufficient funds to satisfy the $47.5 million principal due on April 30, 2002. Representatives of the Company and the senior lenders have been in discussions regarding the notes. As described in Note 16, in February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, State Capital Insurance Company, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering Northwestern National Casualty Company, the Company's second largest insurance subsidiary, and NN Insurance Company, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended in Florida, Illinois, Kansas, Kentucky, Minnesota, Missouri, New Mexico, Ohio and Rhode Island, and by the U.S. Department of Treasury and the U.S. Department of Labor with respect to federal surety and workers' compensation programs. The licenses in Connecticut and North Carolina have been amended to allow the companies to service existing business only. The Company has also agreed to cease writing new and renewal business in Colorado, Maine, Michigan and South Carolina and has been removed from the list of eligible surplus lines insurers in New Mexico, Texas and Virginia. Except where prohibited by regulation or where withdrawal plans have been filed and are pending, the Company is not renewing any business upon policy term expiration.

     During the year ended December 31, 2001, the Company recorded adverse development on losses incurred for accident years 2000 and prior of $197 million and a total net loss for the year of $341.9 million. The net loss in 2000 was $106.6 million. Consolidated stockholders' equity reflects a deficit of $163.3 million at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     As discussed in Note 4, the Company wrote-off in December 1999 its remaining investment in and deferred taxes associated with LMI Insurance Company
(LMI).

     The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Certain items in the December 31, 2000 and 1999 consolidated financial statements have been reclassified to conform to the current year's presentation. Such reclassifications had no impact on stockholders' equity or net income
(loss) as previously reported.

 Net Premiums Earned

     Insurance premiums on property/casualty insurance contracts are earned ratably over the terms of the policies after estimated adjustments for retrospectively rated policies and a deduction for ceded insurance.

                        HIGHLANDS INSURANCE GROUP, INC.

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


 Deferred Acquisition Costs

     Costs of acquiring insurance business which vary with and are primarily related to the production of such business are deferred. Such costs include commissions, premium taxes and certain underwriting and policy issuance costs. Deferred acquisition costs are amortized ratably over the period the related premiums are earned. Anticipated investment income and business line profitability are considered in the determination of the recoverability of deferred acquisition costs. During 2001, deferred acquisition costs of $49.6 million were written off because they were considered to be unrecoverable. Amortization of deferred acquisition costs was $89.9 million and $65.3 million for the years ended December 31, 2000 and 1999, respectively.


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

                        HIGHLANDS INSURANCE GROUP, INC.

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

 Accounting Standards

     In July 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 is effective January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. As of December 31, 2001, the Company had recorded negative goodwill in the amount of $2.3 million. Upon adoption of Statement 142, the remaining balance of negative goodwill will be recognized as an extraordinary item.

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

                        HIGHLANDS INSURANCE GROUP, INC.

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

3.   Disposal of Assets

     In December 1997, the Company sold to an independent purchaser a management contract which established control over Northwestern National Casualty Mutual
(NNCM). NNCM, a Texas county mutual insurance company, which wrote non-standard personal automobile insurance business in Texas, was 100% reinsured by NNCC. In a separate transaction, all of the existing in force business of NNCM, including the outstanding unearned premium reserves and outstanding loss reserves, the renewal rights and broker agreements, were transferred to an independent purchaser. Highlands Group provided a partial guarantee (up to $1.3 million) of the adequacy of the loss reserves. The guarantee was finalized in 2000 and Highlands recognized other income of approximately $1.3 million in 2000.

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

     Following is a summary of net assets and results of operations of LMI as of December 31, 1999 (the date of disposal) and for the year ended December 31, 1999 (in thousands):

                                                           December 31, 1999
                                                           -----------------
     Fixed maturity securities, at fair value............      $      18,686
     Highlands Group preferred stock.....................              4,641
                                                               -------------
           Total investments.............................             23,327
     Cash and cash equivalents...........................             12,843
     Receivable from reinsurers..........................             42,412
     Other assets                                                      2,247
                                                               -------------
           Total Assets..................................      $      80,829
                                                               =============
     Loss and loss adjustment expense reserves...........      $      60,284
     Other liabilities...................................             10,093
                                                               -------------
           Total liabilities.............................      $      70,377
                                                               =============
     Net Assets                                                $      10,452
                                                               =============

                                                              Year ended
                                                          December 31,  1999
                                                          ------------------
     Total revenues......................................      $       3,396
     Total expenses......................................              3,099
                                                               -------------
           Net income (loss) before taxes................                297
     Income tax expense (benefit)........................              2,604
                                                               -------------
           Net loss......................................      $      (2,307)
                                                               =============



5.   Investments and Investment Income

     Net investment income for the years ended December 31, 2001, 2000 and 1999 is comprised of the following (in thousands):

                                                              2001         2000        1999
                                                           ---------     -------     -------
     Gross investment income:
     Fixed maturity securities.......................      $  52,496      55,697      62,981
     Equity securities...............................          2,219       2,469       1,973
     Cash equivalents and other investments..........          4,979       5,309       3,456
                                                           ---------     -------     -------
           Gross investment income...................         59,694      63,475      68,410
     Investment expenses.............................            912       1,022         726
                                                           ---------     -------     -------
           Net investment income.....................      $  58,782      62,453      67,684
                                                           =========     =======     =======

                        HIGHLANDS INSURANCE GROUP, INC.

     The following is a summary of available-for-sale securities as of December 31, 2001 and 2000 (in thousands):

                                                                            Amortized      Gross Unrealized
                                                                              Cost        Gains      Losses     Fair Value
                                                                              ----        -----      ------     ----------
December 31, 2001--
     Fixed maturities available-for-sale:
        United States Government and government agencies............       $132,897       1,937        (445)     134,389
        States, municipalities and political subdivisions...........         13,125         243         (78)      13,290
        Mortgage-backed securities..................................        285,111       4,717      (7,135)     282,693
        Corporate securities........................................        292,277       4,670     (13,076)     283,871
                                                                           --------     -------    --------     --------
                                                                            723,410      11,567     (20,734)     714,243
     Equity securities..............................................         28,940         981        (256)      29,665
                                                                           --------     -------    --------     --------
                                                                           $752,350      12,548     (20,990)     743,908
                                                                           --------     -------    --------     --------
December 31, 2000--
     Fixed maturities available-for-sale:
        United States Government and government agencies............       $137,800       1,252        (733)     138,319
        States, municipalities and political subdivisions...........         16,015         201        (275)      15,941
        Mortgage-backed securities..................................        346,124       2,340      (3,444)     345,020
        Corporate securities........................................        297,153       1,946     (21,926)     277,173
                                                                           --------     -------    --------     --------
                                                                            797,092       5,739     (26,378)     776,453
     Equity securities..............................................         30,686       2,690      (1,285)      32,091
                                                                           --------     -------    --------     --------
                                                                           $827,778       8,429     (27,663)     808,544
                                                                           ========     =======    ========     ========

     The fair value of investments is based on quoted market prices, where available, or quotes from external pricing sources such as brokers for similar investments and issues. With the exception of the securities of the United States Government and government agencies, the Company has no investment in any one individual security issuer exceeding 10 percent of total assets.

     The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2001, by contractual maturity, are presented below (in thousands). Actual maturities may differ from contractual maturities as securities may be restructured, called or prepaid. Securities with multiple maturity dates are disclosed separately rather than allocated over several maturity groupings.

                                                         Amortized     Fair
                                                           Cost       Value
                                                           ----       -----
Available-for-sale:
        Within one year..............................    $   35,321     35,881
        After one year through five years............       171,140    174,141
        After five years through ten years...........        88,974     88,928
        After ten years..............................       142,864    132,600
        Mortgage-backed securities...................       285,111    282,693
                                                         ----------   --------
                                                         $  723,410    714,243
                                                         ==========   --------

                        HIGHLANDS INSURANCE GROUP, INC.

     The change in net unrealized gains and losses on investments available-for-sale follows (in thousands):

                                                                          Years Ended December 31,
                                                                     ---------------------------------
                                                                       2001          2000       1999
                                                                     -------       --------   --------
     Fixed maturity securities.....................................  $11,472        19,477    (65,889)
     Equity securities.............................................     (680)        6,187     (5,092)
     Write-off of subsidiary net unrealized loss...................       --            --        232
                                                                     -------       -------    -------
                                                                      10,792        25,664    (70,749)
     Deferred income taxes.........................................   (3,777)       (8,982)    24,762
                                                                     -------       -------    -------
           Change in net unrealized gains and losses,
            net of tax.............................................  $ 7,015        16,682    (45,987)
                                                                     =======       =======    =======

Sales of Securities

     Gross realized investment gains and losses and proceeds from the sale of investments for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                                      2001         2000         1999
                                                                    --------     --------     --------
     Fixed maturities:
           Gross realized gains...................................  $  4,574      $ 1,096        3,967
           Gross realized losses..................................      (270)        (692)      (4,866)
                                                                    --------      -------      -------
                                                                    $  4,304      $   404         (899)
                                                                    ========      =======      =======
     Equity securities:
           Gross realized gains...................................  $  5,984      $    --           --
           Gross realized losses..................................        --           --           --
                                                                    --------      -------      -------
                                                                    $  5,984      $    --           --
                                                                    ========      =======      =======
     Other investments:
           Gross realized gains...................................  $  1,535      $   570          921
           Gross realized losses..................................        --           --           --
                                                                    --------      -------      -------
                                                                    $  1,535      $   570          921
                                                                    ========      =======      =======
     Proceeds from sale of fixed maturity securities
         (calls and maturities excluded)..........................  $156,836      $87,714      184,817
                                                                    ========      =======      =======

6.   Dividends from Subsidiaries and Statutory Information

     The insurance subsidiaries are restricted by law as to the amount of dividends they may pay without the approval of regulatory authorities. During 2002, no dividends can be paid without such approval.

     Combined net income (loss) and policyholders' surplus of the Company's combined insurance subsidiaries, as determined in accordance with statutory accounting practices, follows (in millions):

                                              2001       2000      1999
                                            --------    ------    ------
     Net income (loss)....................  $(282.1)    (42.2)      6.5
                                            =======     =====     =====
     Policyholders' surplus...............  $  41.2     204.0     270.8
                                            =======     =====     =====

                        HIGHLANDS INSURANCE GROUP, INC.

     The above combined statutory financial information of the insurance subsidiaries was prepared in accordance with accounting practices prescribed or permitted by the various insurance departments of the insurance subsidiaries' states of domicile. The statutory surplus at December 31, 2001 for Highlands Insurance Company was $25.5 million and for NNCC was $5.2 million. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (NAIC). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. For 2001, the Company obtained permission from the Texas, Wisconsin and California insurance departments to discount its loss and loss adjustment expense reserves by 5% in connection with the preparation of the annual 2001 statutory statements for the insurance subsidiaries domiciled in those states. Without this permitted statutory accounting for loss and loss adjustment expense reserves, the Company's principal insurance subsidiaries, Highlands Insurance Company, NNCC and PNIC, would have reported negative surplus at December 31, 2001. The above table reflects the permitted discounting. As discussed in Note 16, the insurance subsidiaries of the Company are subject to supervisory orders. In 1999, the Company's insurance subsidiaries obtained permission from certain insurance departments to write-off directly to policyholder surplus certain computer software amounts that were previously non-admitted under prescribed statutory accounting practices. There was no impact on surplus at December 31, 1999 due to this permitted accounting. The insurance subsidiaries did not have any other material permitted statutory accounting practices in 2001, 2000 and 1999.

     In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (the Codification). The implementation of the Codification was effective for the Company's insurance subsidiaries January 1, 2001. The adoption of the Codification did not have a significant impact on policyholder surplus at December 31, 2001.

                        HIGHLANDS INSURANCE GROUP, INC.

7.   Federal and Foreign Income Taxes

     The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109).

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance as of December 31, 2001 and 2000, respectively, follow (in thousands):

                                                                                     2001            2000
                                                                                  ---------        --------
     Deferred tax assets--
         Net operating loss carryforward...................................       $ 148,663         54,545
         Loss and loss adjustment expense reserves.........................          57,199         44,926
         Unearned premiums.................................................          11,193         15,088
         Deferred credits for processing fees..............................           1,545          2,089
         Bad debts  .......................................................             905          2,712
         Unrealized loss on investments....................................           2,955          6,732
         Other.............................................................           5,002          8,691
                                                                                  ---------       --------
          Deferred tax assets before valuation allowance...................         227,462        134,783
         Valuation allowance...............................................        (218,018)       (95,619)
                                                                                  ---------       --------
          Deferred tax assets after valuation allowance....................           9,444         39,164
                                                                                  ---------       --------
     Deferred tax liabilities--
         Deferred acquisition costs........................................              --         17,368
         Accrued retrospective premiums....................................           5,087          7,500
         Depreciation & amortization.......................................           3,649          6,468
         Other.............................................................             708          1,096
                                                                                  ---------       --------
          Deferred tax liabilities.........................................           9,444         32,432
                                                                                  ---------       --------
            Net deferred tax asset.........................................       $      --          6,732
                                                                                  =========       ========

     The net deferred tax asset is net of valuation allowances of $218.0 and $95.6 million as of December 31, 2001 and 2000, respectively. During 2001, the Company increased its valuation allowance to $218.0 million related to its $227.5 million of deferred tax assets. In assessing whether the deferred taxes are realizable assets, management considers whether it is more likely than not, that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Based upon the level of historical taxable income and expectations for future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and, therefore, has established a valuation allowance for 100% of the net deferred tax assets.

                        HIGHLANDS INSURANCE GROUP, INC.

     At December 31, 2001 and 2000, the Company had the following net operating losses (NOL's), foreign net operating losses (foreign NOL's), alternative minimum tax operating losses (AMTOL's), capital losses and alternative minimum tax credits (AMT credits) (in thousands) available to be carried to future periods.

                                                  2001              2000
                                                --------          --------
               NOL's                            $414,974          144,440
               Foreign NOL's                       9,778           11,403
               AMTOL's                           382,091          121,831
               Capital Losses                          0              443
               AMT Credits                           556              556

     The NOL's and AMTOL's begin to expire in 2004 and expire completely by 2021. Of the total NOL carryforward at December 31, 2001, $26.2 million is subject to an annual Section 382 limitation of $2.8 million attributable to the 1997 acquisition of American Reliance by the Company. As of December 31, 2001, none of the Section 382 limitation has been used.

     The income tax expense (benefit) was different from the amount computed by applying the federal income tax rate to loss before income taxes for the following reasons (in thousands):

                                                                                  2001          2000          1999
                                                                                ---------     --------      --------
     Loss before income taxes....................................               $(340,859)     (38,529)        (465)
     Tax rate....................................................                      35%          35%          35%
                                                                                ---------      -------      -------
        Application of the tax rate..............................                (119,301)     (13,485)        (163)
     Tax effect of:
        Tax-exempt income........................................                    (659)        (793)      (1,102)
        Write-off of subsidiary..................................                      --           --        3,657
        Write-off net deferred tax assets of subsidiary..........                      --           --       11,618
        Other....................................................                   1,260         (803)       5,177
                                                                                ---------      -------      -------
          Income tax (benefit) expense before valuation
            allowance............................................                (118,700)     (15,081)      19,187
     Change in valuation allowance...............................                (119,444)     (82,828)      (6,203)
                                                                                ---------      -------      -------
          Income tax expense.....................................               $     744       67,747       12,984
                                                                                =========      =======      =======

     The income tax expense (benefit) consisted of the following (in thousands):

                                                       2001      2000      1999
                                                      ------    ------    ------
  Current expense (benefit)........................    $ 744       790       325
  Deferred expense (benefit).......................       --    66,957    12,659
                                                       -----    ------    ------
        Income tax expense (benefit)...............    $ 744    67,747    12,984
                                                       =====    ======    ======

                        HIGHLANDS INSURANCE GROUP, INC.

8.   Debt and Preferred Stock Outstanding

     On April 30, 1997, the Company entered into a $65 million Credit Agreement, with a consortium of banks. The Credit Agreement, which contains customary terms and restrictions, including a security interest in the Company's principal insurance subsidiaries, currently provides for an interest rate of LIBOR plus 150 to 225 basis points based upon a performance grid with the full principal amount thereunder due on April 30, 2002. The Credit Agreement was used to finance the purchase of American Reliance. During 2000, the Company repaid $10.0 million of the loan. This payment permanently reduced the senior revolving credit facility from $59.0 million to $49.0 million. The credit facility was further reduced in March 2002 to $47.5 million through a repayment of $1.5 million. The average interest rate for the year ended December 31, 2001 was 7.3%.

     Since December 31, 2001, the Company has been in default under the terms of the Credit Agreement for noncompliance with certain financial ratios. The Company does not have sufficient funds to satisfy the $47.5 million principal due on April 30, 2002. Representatives of the Company and the senior lenders have been in discussions regarding the notes.

     On January 23, 1996, Highlands Group issued $62.85 million in principal amount of 10% convertible subordinated debentures (Debentures) due December 31, 2005, together with Series A and A-2 (collectively the "Series A Warrants") and B and B-2 (collectively the "Series B Warrants") common stock purchase warrants, to Insurance Partners, L.P., and Insurance Partners Offshore (Bermuda), L.P. (collectively "IP") and certain members of the Company's management team (Management Investors). The Company received $60 million in cash from IP and the Management Investors and individual promissory notes (each, a "Note" and, collectively, the "Notes") in the aggregate principal amount of $2.85 million made by the individual Management Investors without personal liability and secured by a pledge of Debentures. The Debentures issued in exchange for the Notes were issued pursuant to a Purchase, Redemption and Bonus Agreement (the "Purchase Agreement").

     By virtue of cross default provisions in the Debentures, if either the indebtedness under the Credit Agreement, as described above, becomes due and is not paid or is in default and the maturity of the debt is accelerated, the holders of the Debentures have the right to declare the Debentures in default and accelerate their maturity.

     The carrying values of the Debentures, Series A Warrants and Series B Warrants at the Distribution date were determined by allocating the $62.85 million purchase price based upon the estimated relative fair value of such securities. The estimated fair value of the Series A Warrants and Series B Warrants amounting to $8.2 million was recorded in paid-in capital, net of $.8 million of Debentures' acquisition costs. The debt discount related to the value allocated to the Series A Warrants and Series B Warrants is being amortized over the ten-year life of the Debentures and amounted to .8 million for the year ended December 31, 2001.

     Interest on the Debentures is payable semi-annually in cash at 10% per annum, except that for 2001, interest is payable in kind in the form of new 12.5% convertible subordinated debentures ("New Debentures"). The New Debentures have the same terms and conditions as the Debentures except that the interest rate on the New Debentures is 12.5% per annum. Highlands Group can redeem the Debentures at any time after December 31, 2002. Total interest expense incurred and paid on the Debentures was $5.9 million in 2001 and $6.0 million in 2000 and 1999. The total amortization of debt discount and acquisition costs incurred related to the Debentures was approximately $1.3 million in 2001, 2000 and 1999.

                        HIGHLANDS INSURANCE GROUP, INC.

     In 1997, the Company authorized the designation of a series of Preferred Stock (the Series One Preferred Stock) for use in transactions related to the acquisition of American Reliance. The Company is authorized to issue up to 50,000 shares of non-voting shares of the Series One Preferred Stock. At the time of the issuance of the Series One Preferred Stock, 100% of the outstanding shares were held by the subsidiaries of Highlands Group and were eliminated in consolidation. At December 31, 2001, there were 16,922 shares of Series One Preferred Stock issued and outstanding, of which 5,235 shares were held by LMI. As a result of the Company's write-off of LMI, the shares held by LMI are reflected as outstanding in consolidated balance sheets of the Company as of December 31, 2001 and 2000. The Series One Preferred Stock has cumulative dividends payable quarterly at 6% which can be in the form of cash or paid-in-kind (PIK) dividends with PIK dividends being elected to date. The Series One Preferred Stock is mandatorily redeemable on January 1, 2004. The liquidation preference amount is $1,000 per share plus cumulative unpaid dividends.


9.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                             2001          2000         1999
                                                                                           ---------     ---------     -------
     NUMERATOR:
       Net income (loss) attributable to common stockholders, as reported and for
         basic earnings (loss) per share...............................................    $(341,908)     (106,565)    (13,449)
       Effect of dilutive securities--after tax debt expense applicable to
         convertible subordinated debentures...........................................           --            --          --
                                                                                           ---------     ---------     -------
       Numerator for diluted earnings (loss) per common share--income
         available to common stockholders after assumed conversions....................    $(341,908)     (106,565)    (13,449)
                                                                                           =========     =========     =======
     DENOMINATOR:
       Denominator for basic earnings (loss) per share--weighted average
         shares........................................................................       13,207        13,221      12,956
       Effect of dilutive securities:
          Common stock warrants and outstanding stock options (based on
            treasury stock method).....................................................           --            --          --
          Convertible subordinated debentures..........................................           --            --          --
                                                                                           ---------     ---------     -------
       Denominator for diluted earnings per share--adjusted weighted average
         shares and assumed conversions................................................       13,207        13,221      12,956
                                                                                           =========     =========     =======
       Basic earnings (loss) per share.................................................    $  (25.89)        (8.06)      (1.04)
       Diluted earnings (loss) per share...............................................    $  (25.89)        (8.06)      (1.04)

     The Debentures, which are convertible into approximately 3.7 million shares, were outstanding during 2001, 2000 and 1999, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. Common stock warrants attached to the Debentures for approximately 3.8 million shares for 2001 and 5 million shares for 2000 and 1999, respectively, were not included in earnings per share calculations as they were antidilutive.

     Stock options for 1,086,498, 1,143,282 and 978,309 weighted shares for 2001, 2000 and 1999, respectively, were not included in earnings per share calculations as they were antidilutive.

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

     Based upon its evaluations of reinsurers, the Company has established an allowance for uncollectible reinsurance ($10.4 million and $7.4 million as of December 31, 2001 and 2000, respectively) or does not record certain contracts as ceded business but retains these amounts ($26.4 million and $25.1 million as of December 31, 2001 and 2000, respectively) as loss reserves for uncollectible reinsurance at such time as an uncollectible amount is probable and the amount may be reasonably estimated. Because of the difficulty of acquiring accurate information for certain reinsurers, including Lloyds' syndicates and members, the Company believes that no meaningful range of uncollectible reinsurance can be established beyond recorded reserves. With respect to certain carriers and reinsurers that are not authorized reinsurers as determined by the appropriate Department of Insurance, the Company often receives collateral primarily in the form of bank letters of credit generally securing the reinsurance recoverable regarding reported losses and in some instances IBNR. As of December 31, 2001, such collateral totaled approximately $60.8 million.

     The Company's three largest recoverables as of December 31, 2001 were approximately $135.2 million with Underwriters at Lloyds of London/Equitas, $72.1 million with American Reinsurance Company and $52.5 million with General Reinsurance Company. American Reinsurance Company and General Reinsurance Company are both rated by A++ by A. M. Best.

     There are instances where the Company and one or more of its reinsurers disagree on the terms or extent of reinsurance coverage with respect to particular losses. In these situations, the Company attempts to negotiate an acceptable settlement of the disagreement or, failing to reach such a settlement, takes the matter to arbitration. The largest such disagreement, in the amount of $12 million of reinsurance recoverable (net of a valuation allowance), concerns reinsurance on California construction defect claims.

     The effects of assumed and ceded reinsurance on net premiums and losses follows (in thousands):

                                                         Direct     Assumed    Ceded      Net
                                                        --------    -------   -------   -------
Year ended December 31, 2001--
     Written premiums...............................    $441,550    57,455    57,033    441,972
     Earned premiums................................    $509,263    45,330    58,034    496,559
     Loss and loss adjustment expense incurred......    $679,032    52,976    64,891    667,118
                                                        ========    ======    ======    =======
Year ended December 31, 2000--
     Written premiums...............................    $495,103    22,015    56,125    460,993
     Earned premiums................................    $427,268    12,194    50,957    388,505
     Loss and loss adjustment expense incurred......    $401,574    20,601    76,038    346,137
                                                        ========    ======    ======    =======
Year ended December 31, 1999--
     Written premiums...............................    $355,313     8,816    30,524    333,605
     Earned premiums................................    $345,885     9,181    29,761    325,305
     Loss and loss adjustment expense incurred......    $257,024    21,973    40,057    238,940
                                                        ========    ======    ======    =======

                        HIGHLANDS INSURANCE GROUP, INC.

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

     As a result of a reserve analysis done in the fourth quarter of 2001 by the Company and its independent actuary, it was determined that there had been adverse development in the 2000 accident year of approximately $89 million. Also, the reserve analysis demonstrated that losses incurred and loss adjustment expenses in the 2001 accident year would exceed the Company's estimates by more than 10 percentage points. For the 2001 accident year, the Company recorded a 95% and a 134.3% calendar year loss and loss adjustment expense ratio on $496.6 million of net earned premium. The adverse development in 2001 and 2000 came primarily from the following four lines of business--workers' compensation, general liability, commercial multiple peril and commercial auto liability. The adverse development amounts related to asbestos and environmental claims for 2001, 2000 and 1999 were $14.8 million, $7.8 million and $1.8 million, respectively.

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

                                                                      2001          2000         1999
                                                                   ----------    ----------    ---------
Balance at January 1...........................................    $1,392,497    $1,353,524    1,603,548
  Less--Reinsurance recoverables...............................       626,647       614,208      732,567
                                                                   ----------    ----------    ---------
Net balance at January 1.......................................       765,850       739,316      870,981
                                                                   ----------    ----------    ---------
Incurred related to--
  Current year.................................................       470,038       321,181      247,027
  Prior year--
     Asbestos and environmental................................        14,748         7,762        1,795
     All other.................................................       182,332        17,194       (9,882)
                                                                   ----------    ----------    ---------
  Total prior year.............................................       197,080        24,956       (8,087)
                                                                   ----------    ----------    ---------
     Total incurred............................................       667,118       346,137      238,940
                                                                   ----------    ----------    ---------
Paid related to--
  Current year.................................................       163,428       136,565      101,294
  Prior year
     Asbestos and environmental................................         7,258        11,041       15,038
     All other.................................................       272,032       171,997      230,240
                                                                   ----------    ----------    ---------
  Total prior year.............................................       279,290       183,038      245,278
                                                                   ----------    ----------    ---------
     Total paid................................................       442,718       319,603      346,572
                                                                   ----------    ----------    ---------
Elimination of reserves of written-off subsidiary..............            --            --       24,033
                                                                   ----------    ----------    ---------
Net balance at December 31.....................................       990,250       765,850      739,316
Add--Reinsurance recoverables..................................       608,877       626,647      614,208
                                                                   ----------    ----------    ---------
Balance at December 31.........................................    $1,599,127    $1,392,497    1,353,524
                                                                   ==========    ==========    =========


     The following table summarizes the Company's net reserves for asbestos and environmental reserves as of December 31 (in thousands):

                                        2001       2000
                                      --------   --------
     Asbestos....................     $ 96,852   $ 77,843
     Environmental...............       30,001     41,520
                                      --------   --------
                                      $126,853   $119,363
                                      ========   ========


12.  Employee Benefits

     The Company has a retirement and savings plan (defined contribution plan) for which all employees are eligible to participate. The Company's contributions are restricted to amounts authorized annually by the board of directors. Employees, at their option, may contribute a portion of their eligible earnings to the plan. Retirement benefits are based on the balance in each employee's account, including the amount vested in contributions. The plan may be canceled at any time at the option of the Company. The Company's net contributions to the plan for 2001, 2000 and 1999 were approximately $.2 million, $1.9 million, and $1.2 million, respectively.

                        HIGHLANDS INSURANCE GROUP, INC.

13.  Stock Compensation Plans

     At December 31, 2001, the Company had two types of stock-based compensation plans, a stock option plan and a restricted stock plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost is being recognized for the grant of options to acquire Company Common Stock prior to a market price (January 23, 1996) for Company Common Stock. The compensation cost that has been charged against income for its stock-based plans was $(157,500), $(93,500) and $321,000 for 2001, 2000 and 1999, respectively. However, no compensation cost has been recognized for shares issued with an exercise price equal to the market value at date of grant. Had all compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                                               2001        2000       1999
                                                                            ---------    --------    -------
Net income (loss) attributable to common stockholders.....  As reported     $(341,908)   (106,565)   (13,449)
                                                            Pro forma       $(342,172)   (107,589)   (13,974)
Basic earnings (loss) per share...........................  As reported     $  (25.89)      (8.06)     (1.04)
                                                            Pro forma       $  (25.91)      (8.14)     (1.08)
Diluted earnings (loss) per share.........................  As reported     $  (25.89)      (8.06)     (1.04)
                                                            Pro forma       $  (25.91)      (8.14)     (1.08)

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


  Stock Option Plan

     Pursuant to the Company's 1995 Stock Option Plan, Highlands Group may grant either incentive stock options (ISO) or non-qualified stock options (NQSO). The exercise price for each share subject to an option will be an amount that the Compensation Committee of the Board of Directors determines, in its good faith judgment. In the case of ISOs, however, the exercise price per share may not be less than the amount the Committee determines, in its good faith judgment, to be not less than 100% of the fair value of the Company's Common Stock on the date the option is granted. Options are typically exercisable over a period not in excess of ten years. The options generally vest over three to four years, or in full upon a change of control of the Company. The maximum number of shares that were reserved for issuance under all option plans was 1,350,000 at December 31, 2001.

                        HIGHLANDS INSURANCE GROUP, INC.

  A summary of the status of the Company's stock option plans at December 31, 2001 and changes during the three years then ended is presented below:

                                                   2001                     2000                     1999
                                           -------------------      -------------------      -------------------
                                                     Weighted-                Weighted-                Weighted-
                                                      Average                  Average                  Average
                                                     Exercise                 Exercise                 Exercise
Fixed Options                              Shares      Price        Shares      Price        Shares      Price
-------------                              ------      -----        ------      -----        ------      -----
Outstanding at beginning of year.......  1,143,282     $ 12.76      978,309     $ 14.48      841,920     $ 18.35
Granted................................     14,400     $  8.94      302,075     $  8.42      448,201     $ 11.91
Exercised..............................         --     $    --           --     $    --           --     $    --
Forfeited..............................   (307,198)    $ 12.06     (137,102)    $ 15.14     (311,812)    $ 21.31
                                         ---------     -------    ---------     -------     --------     -------
Outstanding at end of year.............    850,484     $ 12.95    1,143,282     $ 12.76      978,309     $ 14.48
                                         ---------                =========                 ========
Options exercisable at year-end........    647,395                  544,303                  389,679
                                         =========                =========                 ========


  The following table summarizes information about stock options outstanding at December 31, 2001:

                                    Options Outstanding                     Options Exercisable
                      -----------------------------------------------  -----------------------------
                        Number     Weighted Average                      Number
      Range Of        Outstanding     Remaining      Weighted Average  Exercisable  Weighted Average
  Exercise Prices     At 12/31/01  Contractual Life   Exercise Price   At 12/31/01   Exercise Price
  ---------------     -----------  ----------------   --------------   -----------   --------------
  $ 8.13 -  9.31          183,856              8.43       $     8.42        86,627       $     8.32
  $ 9.44 - 13.25          267,095              7.32       $    11.67       161,235       $    10.97
  $14.69 - 14.69          346,833              4.01       $    14.69       346,833       $    14.69
  $14.88 - 28.38           52,700              5.84       $    23.75        52,700       $    23.75
                          -------              ----       ----------       -------       ----------
  $ 8.13 - 28.38          850,484              6.12       $    12.95       647,395       $    13.65
                          =======                                          =======

  The fair value of stock options granted during the years ended December 31, 2001, 2000 and 1999 was $.1 million, $1.5 million and $3.4 million, respectively. The weighted average estimated per share fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $8.16, $5.00 and $7.61, respectively. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the Black-Scholes option pricing model for grants in 2001, 2000 and 1999, respectively: dividend yields of -0- percent, expected volatilities of 111 percent, 45 percent and 46 percent, risk-free interest rates of 5.0 percent, 5.2 percent and 6.5 percent, and expected terms of 6.5 years.


 Employee Stock Purchase Plan

  In May 1998, the Company adopted a tax-qualified employee stock purchase plan (the Purchase Plan). An aggregate of 300,000 shares of the Common Stock has been reserved for issuance under the Purchase Plan. All employees of the Company with at least three months of service can purchase Common Stock on the annual offering date at a price equal to 85% of its fair market value at the time of purchase. Employees can authorize payroll deductions in order to accumulate funds for any offering during the year prior to any offering. At December 31, 2001, 35,573 shares were issued under the Purchase Plan.

                        HIGHLANDS INSURANCE GROUP, INC.

 Restricted Stock Plan

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

     As of December 31, 2001, the number of shares of stock reserved under the Restricted Stock Plan was 350,000. The Company did not grant any shares of Restricted Stock in 2001 or 2000. Restricted Stock is considered issued and outstanding when awarded. As of December 31, 2001, 291,225 restricted shares have been forfeited to the Company and 24,281 shares are outstanding under the plan. The fair market value of Restricted Stock on the date of issuance has been recorded as a deferred expense and included as a component of stockholders' equity. No amortization of the deferred expense was recorded in 2001, 2000 or 1999. The deferred expense will be amortized over the remaining vesting period if certain closing prices of the Company's Common Stock are achieved.


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

     The carrying values and estimated fair values of financial instruments at December 31, 2001 and 2000, were as follows (in thousands):

                                                            2001                       2000
                                                 -------------------------    ----------------------
                                                   Carrying          Fair      Carrying       Fair
                                                 ------------      -------    ----------   ---------
Assets:
     Fixed maturity securities................   $    714,243      714,243      776,453      776,453
     Equity securities........................   $     29,665       29,665       32,091       32,091
     Other investments........................   $         54           54        1,952        1,952
     Cash and cash equivalents................   $    109,634      109,634      109,763      109,763
     Premium installment receivables..........   $        189          189        3,525        3,525
     Accrued investment income................   $      9,723        9,723       11,084       11,084
Liabilities:
     Convertible subordinated debentures......   $     62,297       65,804       58,626       60,000
     Senior bank debt.........................   $     49,004       49,004       49,004       49,004

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

     Halliburton. From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root, a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Based on the Form 10-K filed by Halliburton on March 12, 2002, as of December 31, 2001, there were approximately 32,000 open and unresolved third party asbestos claims which have been made against Halliburton's Engineering and Construction Group. Through December 31, 2000, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

     On April 5, 2000, the Company filed an action in the Delaware Court of Chancery (Delaware Action) asserting that indemnification obligations exist pursuant to the Distribution Agreement dated October 10, 1995 between the Company and Halliburton, which was executed as part of the distribution by Halliburton of the shares of the Company's Common Stock to Halliburton's stockholders and the public. The action is seeking (i) a declaratory judgment that Halliburton is responsible for indemnifying the Company for losses and expenses incurred on the Halliburton/Brown & Root policies; (ii) an injunction ordering Halliburton to assume responsibility for such losses and expenses;
(iii) a judgment against Halliburton for non-payment of the amounts billed under the retrospectively rated and high-deductible policies; and (iv) a declaration estopping Brown & Root from invoking insurance under the fixed premium policies.

                        HIGHLANDS INSURANCE GROUP, INC.

     On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action. Oral argument on Halliburton's motions to dismiss and the Company's motion for judgment on the pleadings in the Delaware Action was held on November 30, 2000. On March 21, 2001, the Chancery Court in the Delaware Action issued its decision in favor of the Company, finding that the fixed premium policies had been terminated pursuant to the Investment Agreement. An order was issued to that effect on April 3, 2001. Halliburton appealed the decision of the Chancery Court to the Delaware Supreme Court and on March 13, 2002, the Delaware Supreme Court issued an Order affirming the decision of the Chancery Court. On March 28, 2002, Halliburton filed a motion with the Delaware Supreme Court requesting reargument.

     On April 24, 2000, Halliburton filed an action in the District Court of Harris County, Texas (Texas Action) seeking (i) a declaratory judgment that the Company is liable for costs and expenses under the fixed premium policies; (ii) a declaratory judgment that Halliburton has the right to select the policy under which such coverage is to be paid; and (iii) damages. The Company filed its answer in the Texas Action on July 26, 2000 denying the allegations in Halliburton's complaint. On July 27, 2000, Halliburton filed an amended petition in the Texas Action adding Brown & Root as plaintiff. On November 6, 2000, Halliburton filed a second amended petition in the Texas Action adding Highlands Group as a defendant. Proceedings in the Texas Action have largely been held in abeyance by the parties pending the resolution of the Delaware Action, although there is no assurance that Halliburton will not attempt to activate the Texas Action in the future. Following the decision of the Delaware Supreme Court on March 13, 2002, Halliburton announced that it is "reviewing its options."

     Regulatory Proceedings. In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, SCIC, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering NNCC, the Company's second largest insurance subsidiary and NNIC, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended in Florida, Illinois, Kansas, Kentucky, Minnesota, Missouri, New Mexico, Ohio and Rhode Island, and by the U.S. Department of Treasury and the U.S. Department of Labor with respect to federal surety and workers' compensation programs. The licenses in Connecticut and North Carolina have been amended to allow the companies to service existing business only. The Company has also agreed to cease writing new and renewal business in Colorado, Maine, Michigan and South Carolina and has been removed from the list of eligible surplus lines insurers in New Mexico, Texas and Virginia. Except where prohibited by regulation or where withdrawal plans have been filed and are pending, the Company is not renewing any business upon policy term expiration.

                        HIGHLANDS INSURANCE GROUP, INC.

 Leases

     At December 31, 2001, the Company was obligated under noncancelable operating leases, expiring on various dates through 2004, principally for office space and computer software. Future aggregate minimum rentals on noncancelable operating leases are as follows: $2.9 million in 2002, $2.7 million in 2003, $2.1 million in 2004, $1.7 million in 2005 and $1.0 million thereafter.

     The Company's gross rental expense was approximately $3.7 million, $4.0 million, and $3.1 million for 2001, 2000 and 1999, respectively.


17.  Business Concentration and Foreign Operations

     In the normal course of business, the Company has underwritten risks of its former parent, Halliburton, and various subsidiaries and affiliates of Halliburton. However, the agreement between Halliburton and the Company under which the Company underwrote Halliburton business expired in January 2000. During 2001, 2000 and 1999, net premiums earned from Halliburton aggregated approximately $(26.4) million, $8.4 million, and $22.9 million, respectively.

     A portion of this business is retrospectively rated, meaning that ultimate premiums will approximate ultimate losses plus certain expenses. Future premiums due from Halliburton under these retrospective arrangements approximate $81.9 million and $114.4 million at December 31, 2001 and 2000, respectively.

     The Company's United Kingdom operations as a percentage of the Company's consolidated revenues, loss before income taxes and identifiable assets as of and for the years ended December 31, 2001, 2000 and 1999 are not significant.

                        HIGHLANDS INSURANCE GROUP, INC.

18.  Quarterly Financial Data (Unaudited)

     The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2001 and 2000 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown. The financial information for the quarter ended December 31, 2001 reflects the reserve strengthening at the end of 2001 (see note 11) and the write-off of deferred acquisition costs (see note 1).

Quarter Ended                                                         March 31       June 30      Sept 30         Dec 31
-------------                                                         --------       -------      -------         ------
                                                                       (Dollars in thousands, except per share data)
2001
     Net premiums earned.......................................     $   127,053      144,646       131,666         93,194
     Total revenues............................................     $   143,910      159,459       149,341        114,454
     Total expenses............................................     $   158,514      179,081       179,802        390,626
     Net income (loss) attributable to common stockholders.....     $   (14,685)     (19,819)      (30,540)      (276,864)
     Earnings (loss) per common share:
        Basic..................................................     $     (1.11)       (1.50)        (2.31)        (21.07)
        Diluted................................................     $     (1.11)       (1.50)        (2.31)        (21.07)
2000
     Net premiums earned.......................................     $    81,398       90,510       102,912        113,685
     Total revenues............................................     $    97,599      106,350       118,419        129,564
     Total expenses............................................     $    95,078      101,778       114,445        179,160
     Net income (loss).........................................     $     1,966        3,566         2,994       (115,091)
     Earnings (loss) per common share:
        Basic..................................................     $       .15          .27           .23          (8.70)
        Diluted................................................     $       .15          .27           .23          (8.70)

19.  Subsequent Events

     The Company has outstanding $47.5 million in senior bank debt and $62.85 million principal amount of Debentures. The bank debt matures on April 30, 2002, and is collaterized by a first lien on the stock of the Company's principal insurance subsidiaries. The Company is currently in default under the terms of the Credit Agreement for the senior bank debt. The Debentures are due December 31, 2005; however, by virtue of the cross default provisions of the Debentures, if either the senior bank debt becomes due and is not paid or is in default and the maturity of the debt is accelerated, the holders of the debentures have the right to declare the debentures in default and accelerate their maturity. Due to the Company's current financial condition, Highlands Group is currently investigating the possibility of filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

     On November 19, 2001, A.M. Best Company downgraded the financial rating of the Company from B (Fair) to C- (Weak). As a result of the downgrade in November 2001 and continuing financial losses, on December 7, 2001, the Company announced its intention to cease writing new and renewal business and to "run-off" existing claims and business. On March 25, 2002, the Company was rated NR-4 (not rated at Company's request) by A.M. Best.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
                                (in thousands)

                                                                                                  December 31,
                                                                                             ----------------------
                                          ASSETS                                                2001         2000
                                          ------                                             ---------     --------
Investments in subsidiaries..............................................................    $ (44,204)     275,318
Cash and cash equivalents................................................................        3,878        7,103
Net deferred tax asset...................................................................           --        6,732
Deferred debt expense....................................................................        1,992        2,490
Receivable from subsidiaries.............................................................          135           --
Other assets                                                                                       416        3,634
                                                                                             ---------     --------
     Total assets........................................................................    $ (37,783)     295,277
                                                                                             =========     ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Senior bank debt.........................................................................    $  49,004       49,004
Convertible subordinated debentures......................................................       62,297       58,626
Taxes payable to subsidiaries............................................................        4,410        2,526
Payable to subsidiaries..................................................................           --        1,002
Accounts payable and accrued liabilities.................................................        4,553        4,640
                                                                                             ---------     --------
     Total liabilities...................................................................      120,264      115,798
                                                                                             ---------     --------
Mandatorily redeemable preferred stock...................................................        5,235        4,930
                                                                                             ---------     --------
Stockholders' equity (deficit):
  Common stock, $.01 par value; 50,000,000 shares authorized; 12,978,533 shares
    issued and outstanding in 2001, 13,225,411 shares issues and outstanding in 2000.....          137          140
  Additional paid-in capital.............................................................      228,872      231,566
  Accumulated other comprehensive income.................................................       (8,582)     (12,572)
  Treasury stock, at cost (739,400 shares in 2001 and in 2000, including 445,900
    shares held by subsidiaries in 2001 and 2000)........................................       (9,459)      (9,459)
  Deferred compensation on restricted stock..............................................         (313)      (3,097)
  Retained earnings......................................................................     (373,937)     (32,029)
                                                                                             ---------     --------
     Total stockholders' equity (deficit)................................................     (163,282)     174,549
                                                                                             ---------     --------
     Total liabilities, mandatorily redeemable preferred securities and stockholders'
       equity............................................................................    $ (37,783)     295,277
                                                                                             =========     ========

                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS
                 (in thousands, except per common share data)

                                                                     For the Years ended December 31,
                                                                     --------------------------------
                                                                      2001          2000        1999
                                                                    --------      --------     -------
Revenues:
  Net investment income......................................      $     130           254         594
  Net realized investment gains..............................             --            --          28
                                                                   ---------      --------     -------
     Total revenues..........................................            130           254         622
                                                                   ---------      --------     -------
Equity in net income (loss) of subsidiaries..................       (328,869)      (81,714)     (4,257)
                                                                   ---------      --------     -------
Expenses:
  Interest expense...........................................          9,969        11,233      11,952
  Debt amortization..........................................          1,795         1,511       1,297
  Other expenses.............................................           (631)       (1,617)      1,151
                                                                   ---------      --------     -------
     Total expenses..........................................         11,133        11,127      14,400
                                                                   ---------      --------     -------
  Loss before income tax benefit.............................       (339,872)      (92,587)    (18,035)
  Income tax expense (benefit)...............................          1,731        13,689      (4,586)
                                                                   ---------      --------     -------
     Net income (loss).......................................       (341,603)     (106,276)    (13,449)
Dividends paid on mandatorily redeemable preferred stock.....            305           289          --
                                                                   ---------      --------     -------
Net income (loss) attributable to common stockholders........      $(341,908)     (106,565)    (13,449)
                                                                   =========      ========     =======
Earnings (loss) per common share:
  Basic......................................................      $  (25.89)        (8.06)      (1.04)
  Diluted....................................................      $  (25.89)        (8.06)      (1.04)
Weighted average number of common shares outstanding:
  Basic......................................................         13,207        13,221      12,956
  Diluted....................................................         13,207        13,221      12,956

                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                For The Years Ended December 31,
                                                                             --------------------------------------
                                                                                  2001          2000         1999
                                                                               ---------      --------      -------
Cash flow from operating activities:
  Net income (loss)........................................................    $(341,603)     (106,276)     (13,449)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Equity in net (income) loss of subsidiaries...........................      328,869        81,714        4,257
     Deferred tax expense (benefit)........................................           --        13,604       (1,747)
     Debt amortization.....................................................        1,795         1,511        1,297
     Dividends received from subsidiaries..................................           --        18,700       17,000
     Decrease in taxes receivable from subsidiaries........................        1,884         5,548          517
     Changes in other operating assets and liabilities.....................        5,830       (10,490)       1,541
                                                                               ---------      --------      -------
        Total adjustments..................................................      338,378       110,587       22,865
                                                                               ---------      --------      -------
     Net cash provided by (used in) operating activities...................       (3,225)        4,311        9,416
                                                                               ---------      --------      -------
Cash flows from financing activities:
  Payment for debt issuance expense........................................           --            --         (147)
  Repayment of senior bank debt............................................           --       (10,000)      (5,996)
  Issuance of Common Stock.................................................           --            61        5,474
  Acquisition of treasury stock............................................           --            --         (191)
                                                                               ---------      --------      -------
        Net cash used in financing activities..............................           --        (9,939)        (860)
                                                                               ---------      --------      -------
Net increase (decrease) in cash and cash equivalents.......................       (3,225)       (5,628)       8,556
Cash and cash equivalents at beginning of year.............................        7,103        12,731        4,175
                                                                               ---------      --------      -------
Cash and cash equivalents at end of year...................................    $   3,878         7,103       12,731
                                                                               =========      ========      =======
Supplemental disclosure of cash flow information:
  Interest paid............................................................    $   3,933        10,700       10,163
                                                                               =========      ========      =======

                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                (in thousands)

                                                               As of December 31,
                                                       --------------------------------
                                          Deferred
                                           Policy                 Losses,
                                         Acquisition          Claims And Loss         Unearned
Property/Casualty Operations               Costs            Expenses/Reserves         Premiums
----------------------------               -----            -----------------         --------
2001...............................     $       --               1,599,127            168,480
                                        ==========               =========            -------
2000...............................     $   49,622               1,392,497            224,120
                                        ==========               =========            =======
1999...............................     $   33,556               1,353,524            146,832
                                        ==========               =========            =======

                                             For the Years Ended December 31,
                            ------------------------------------------------------------------
                                                               Amortization
                                                    Loss And   of Deferred
                                          Net         Loss        Policy       Other       Net
Property/Casualty           Premium    Investment  Adjustment  Acquisition   Operating  Premiums
Operations                  Revenue      Income     Expense       Costs      Expenses    Written
----------                  -------      ------     -------       -----      --------    -------
2001.....................   $ 496,559      58,782     667,118     133,035      177,576    441,972
                            =========      ======     =======     =======      -------    -------
2000.....................   $ 388,505      62,453     346,137      89,962      118,404    460,993
                            =========      ======     =======     =======      =======    =======
1999.....................   $ 325,305      67,684     238,940      65,308      132,140    333,605
                            =========      ======     =======     =======      =======    =======

                See accompanying independent auditors' report.

                        HIGHLANDS INSURANCE GROUP, INC.

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                                      Additions
                                                                              -------------------------
                                                         Balance at     Charges to                                 Balance at
                                                          Beginning      Cost And        Other                       End of
                                                          of Period      Expenses      Additions    Deductions       Period
                                                          ---------      --------      ---------    ----------       ------
Year ended December 31, 2001
     Allowance for uncollectible reinsurance(1).....      $    7,377         3,000             --            --          10,377
                                                          ==========      ========       ========       =======      ==========
     Allowance for bad debts........................      $    5,313            --             --            33           5,280
                                                          ==========      ========       ========       =======      ==========
     Deferred tax asset valuation allowance.........      $   95,619       119,444          2,955            --         218,018
                                                          ==========      ========       ========       =======      ==========
Year ended December 31, 2000
     Allowance for uncollectible reinsurance(1).....      $    2,157         5,220             --            --           7,377
                                                          ==========      ========       ========       =======      ==========
     Allowance for bad debts........................      $    6,680            --             --         1,367           5,313
                                                          ==========      ========       ========       =======      ==========
     Deferred tax asset valuation allowance.........      $   12,791        82,828             --            --          95,619
                                                          ==========      ========       ========       =======      ==========
Year ended December 31, 1999
     Allowance for uncollectible reinsurance(1).....      $    1,702            --            455            --           2,157
                                                          ==========      ========       ========       =======      ==========
     Allowance for bad debts(2).....................      $    9,128            --             --         2,448           6,680
                                                          ==========      ========       ========       =======      ==========
     Deferred tax asset valuation allowance(3)......      $   18,994            --             --         6,203          12,791
                                                          ==========      ========       ========       =======      ==========

___________
(1) Deductions in the allowance for uncollectible reinsurance represent write-offs, net of recoveries, of amounts determined to be uncollectible.

(2)  $1.2 million of the deduction relates to the write-off of LMI.

(3)  $5.6 million of the deduction relates to the write-off of LMI.



                See accompanying independent auditors' report.