Form 10-Q
period 2002-03-31
HIGHLANDS INSURANCE GROUP INC
filed 2002-05-17
CIK 1002816

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   X             OF THE SECURITIES EXCHANGE ACT OF 1934
 -----

                 For the quarterly period ended March 31, 2002

                                      or

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

Yes   X         No
     ---           ---

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at March 31, 2002 was 12,978,533.

================================================================================

                         HIGHLANDS INSURANCE GROUP, INC.

                                TABLE OF CONTENTS

                         PART I - Financial Information

Item                                                              Page
----                                                              ----

1.   Financial Statements:

     Consolidated Balance Sheets
         March 31, 2002 (Unaudited) and
         December 31, 2001                                           3

     Consolidated Statements of Operations
         (Unaudited) - Three Months Ended
         March 31, 2002 and 2001                                     5

     Consolidated Statements of Stockholders' Equity
         Three Months Ended March 31, 2002 (Unaudited)
         and Year Ended December 31, 2001                            6

     Consolidated Statements of Comprehensive Income (Loss)
         (Unaudited) - Three Months Ended
         March 31, 2002 and 2001                                     7

     Consolidated Statements of Cash Flows
         (Unaudited) - Three Months Ended March 31,
         2002 and 2001                                               8

     Condensed Notes to Unaudited Consolidated
         Financial Statements                                        9

2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                12

3.   Quantitative and Qualitative Disclosures About
       Market Risk                                                  15

                           PART II - Other Information

1.   Legal Proceedings                                              16

4.   Submission of Matters to a Vote of Security Holders            18

6.   Exhibits and Reports on Form 8-K                               18

     Signatures                                                     19

                         HIGHLANDS INSURANCE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                                        March 31,             December 31,
                               ASSETS                                     2002                   2001
                               ------                                -------------            ------------
                                                                       (Unaudited)
Investments:

   Fixed maturity securities - available-for-sale, at fair
     value (amortized cost of $716,650 at 3/31/02 and
     $723,410 at 12/31/01)                                            $      696,335                714,243

   Equity securities, at fair value (cost of $24,211 at 3/31/02
     and $28,940 at 12/31/01)                                                 24,201                 29,665


   Other investments, at cost                                                      2                     54
                                                                     ---------------        ---------------


         Total investments                                                   720,538                743,962

Cash and cash equivalents                                                     66,918                109,634

Premiums in course of collection, net                                         59,873                 85,838

Premiums due under retrospectively rated policies                            105,315                108,952

Receivable from reinsurers                                                   688,841                691,938

Prepaid reinsurance premiums                                                   4,181                  7,523

Funds on deposit with reinsurers                                              20,035                 20,035

Net deferred tax asset                                                           --                     --

Accrued investment income                                                     10,683                  9,723

Deferred policy acquisition costs                                                --                     --

Other assets                                                                  37,137                 43,007
                                                                     ---------------        ---------------

         Total assets                                                $     1,713,521              1,820,612
                                                                     ===============        ===============



       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.

                             (dollars in thousands)


                                                                                     March 31,        December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                              2002             2001
                      ------------------------------------                        ----------------    ------------
                                                                                     (Unaudited)
Loss and loss adjustment expense reserves                                          $  1,588,850           1,599,127

Unearned premiums                                                                       104,658             168,480

Senior bank debt                                                                         47,504              49,004

Convertible subordinated debentures                                                      62,500              62,297

Accounts payable and accrued liabilities                                                 82,821              99,751
                                                                                  -------------         -----------

              Total liabilities                                                       1,886,333           1,978,659
                                                                                  -------------         -----------

Mandatorily redeemable preferred stock                                                    5,235               5,235
                                                                                  -------------         -----------

Commitments and contingent liabilities

Stockholders' equity:

   Common stock, $.01 par value; 50,000,000 shares authorized;
     12,978,533 issued and outstanding in 2002 and in 2001                                  137                 137

   Additional paid-in capital                                                           228,872             228,872

   Accumulated other comprehensive loss                                                 (20,379)             (8,582)

   Treasury stock, at cost (739,400 shares in 2002 and 2001, including 445,900
     shares held by subsidiaries in 2002 and 2001)                                       (9,459)             (9,459)

   Deferred compensation on restricted stock                                               (313)               (313)

   Retained loss                                                                       (376,905)           (373,937)
                                                                                  -------------         -----------

         Total stockholders' equity (deficit)                                          (178,047)           (163,282)
                                                                                  -------------         -----------

         Total liabilities and stockholders' equity                                $  1,713,521           1,820,612
                                                                                   ============         ===========


       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                  (dollars in thousands, except per share data)

                                                                                  Three Months
                                                                                Ended March 31,
                                                                   -----------------------------------------
                                                                       2002                         2001
                                                                   ------------                -------------
Revenues:
   Net premiums earned                                              $    84,366                   127,053
   Net investment income                                                 12,492                    16,287
   Net realized investment gains                                            552                       570
                                                                   ------------              ------------

     Total revenues                                                      97,410                   143,910
                                                                   ------------              ------------


Expenses:
   Loss and loss adjustment expense incurred                             79,392                   114,030
   Underwriting expenses                                                 19,712                    41,210
   Debt interest and amortization expense                                 2,224                     2,753
   Other expenses, net                                                    1,240                       521
                                                                   ------------              ------------

     Total expenses                                                     102,568                   158,514
                                                                   ------------              ------------


Loss before income tax                                                   (5,158)                  (14,604)
Income tax expense (benefit)                                                 (8)                        7
                                                                   ------------              ------------

     Net loss before extraordinary item                                  (5,150)                  (14,611)
Extraordinary item - write-off of negative goodwill                       2,259                       --
                                                                   ------------              ------------
     Net loss                                                            (2,891)                  (14,611)
Dividends on mandatorily redeemable preferred stock                          77                        74
                                                                   ------------              ------------

     Net loss attributable to common stockholders                   $    (2,968)                  (14,685)
                                                                    ===========              ============

Earnings per common share:
    Loss before extraordinary items                                 $     (0.40)                    (1.11)
    Extraordinary item                                                     0.17                       --
                                                                   ------------              ------------
     Net loss attributable to common stockholders                   $     (0.23)                    (1.11)
                                                                    ===========              ============



Weighted average number of common shares outstanding                     12,979                    13,227
                                                                   ============              ============

       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                                                                      For the three     For the year
                                                                                       months ended        ended
                                                                                        March 31,       December 31,
                                                                                          2002             2001
                                                                                     --------------    ------------
                                                                                       (Unaudited)
Common stock:
   Balance, beginning of year                                                         $        137              140
     Issuance (cancellation) of common stock, par value                                        --                (3)
                                                                                     -------------     ------------
   Balance, end of period                                                                      137              137
                                                                                     -------------     ------------

Additional paid-in capital:
   Balance, beginning of year                                                              228,872          231,566
     Issuance (cancellation) of common stock, net                                              --            (2,694)
                                                                                     -------------     ------------
   Balance, end of period                                                                  228,872          228,872
                                                                                     -------------     ------------

Accumulated other comprehensive income (loss):

   Balance, beginning of year                                                               (8,582)         (12,572)
     Changes in net unrealized gain (losses), net of tax                                    (7,662)           7,015
     Change in valuation allowance for deferred taxes on unrealized investment
       gains and losses                                                                     (4,126)          (2,955)
     Other                                                                                      (9)             (70)
                                                                                     -------------     ------------
   Balance, end of period                                                                  (20,379)          (8,582)
                                                                                     -------------     ------------

Treasury stock, at cost:
   Balance, beginning of year                                                              (9,459)           (9,459)
     Acquisition of treasury stock                                                             --               --
                                                                                     -------------     ------------
   Balance, end of period                                                                  (9,459)           (9,459)
                                                                                     ------------      ------------

Deferred compensation on restricted stock:

   Balance, beginning of year                                                                 (313)          (3,097)
     Net retirement (issuance) of restricted stock                                             --             2,784
                                                                                     -------------     ------------
   Balance, end of period                                                                     (313)            (313)
                                                                                     -------------     ------------

Retained (loss) earnings:
   Balance, beginning of year                                                             (373,937)         (32,029)
     Net income (loss) attributable to common stockholders                                  (2,968)        (341,908)
                                                                                     -------------     ------------
   Balance, end of period                                                                 (376,905)        (373,937)
                                                                                     -------------     ------------

                  Total stockholders' equity (deficit)                                $   (178,047)        (163,282)
                                                                                      ============     ============


       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                   (Unaudited)

                             (dollars in thousands)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                              -----------------------------
                                                                                  2002               2001
                                                                              ----------          ---------
Net income (loss) attributable to common stockholders                         $   (2,968)           (14,685)
                                                                              ----------         ----------

Other comprehensive income (loss), net of taxes:
   Increase (decrease) in unrealized gain or loss on investments, net of
     taxes of $(3,933) and $5,118                                                 (7,303)             9,505
   Reclassification adjustments for realized gains in net income,
     net of taxes of $(193) and $(199)                                              (359)              (371)
   Change in valuation allowance for deferred taxes on unrealized
     investment gains and losses                                                  (4,126)               --
   Other                                                                              (9)              (117)
                                                                              ----------         ----------

       Other comprehensive income (loss), net of taxes                           (11,797)             9,017
                                                                              ----------         ----------

Comprehensive income (loss)                                                   $  (14,765)            (5,668)
                                                                              ==========         ==========



       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (dollars in thousands)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                               -------------------------------
                                                                                                   2002              2001
                                                                                              --------------   ---------------
Cash flows used in operating activities:
   Net income (loss)                                                                          $       (2,891)          (14,611)
                                                                                              --------------   ---------------

Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                                     1,440             1,639
     Net realized investment gains                                                                      (552)             (570)
     Deferred tax expense                                                                                --                --
     Extraordinary item - write-off of negative goodwill                                              (2,259)              --
     Change in:
       Premiums in course of collection                                                               25,965           (11,445)
       Premiums due under retrospectively rated policies                                               3,637               346
       Receivables from reinsurers                                                                     3,097            (9,071)
       Prepaid reinsurance premiums                                                                    3,342             2,119
       Funds on deposit with reinsurers                                                                  --                 (7)
       Deferred policy acquisition costs                                                                 --             (4,941)
       Loss and loss adjustment expense reserves                                                     (10,277)           16,178
       Unearned premiums                                                                             (63,822)           21,174
       Other operating assets and liabilities                                                        (16,256)          (14,144)
                                                                                             ---------------   ---------------

     Total adjustments                                                                               (55,685)            1,278
                                                                                             ---------------   ---------------

         Net cash used in operating activities                                                       (58,576)          (13,333)
                                                                                              --------------    --------------

Cash flows from investing activities:
   Proceeds from sales:
     Fixed maturity securities available-for-sale                                                     58,770             4,752
     Equity securities                                                                                 4,849               --
     Other invested assets                                                                                80               669
   Maturities or calls:
     Fixed maturity securities available-for-sale                                                     11,048            50,139
   Investment purchases:
     Fixed maturity securities available-for-sale                                                    (57,156)          (15,761)
     Equity securities                                                                                   --                --
   Net additions to property and equipment                                                              (231)           (1,024)
                                                                                              --------------    --------------

     Net cash provided by investing activities                                                        17,360            38,775
                                                                                              --------------    --------------

Cash flows from financing activities:
     Repayment of senior bank debt                                                                    (1,500)              --
                                                                                             ---------------   --------------

     Net cash used in financing activities                                                            (1,500)              --
                                                                                              --------------    -------------

Net (decrease) increase in cash and cash equivalents                                                 (42,716)           25,442
Cash and cash equivalents at beginning of period                                                     109,634           109,763
                                                                                              --------------    --------------

Cash and cash equivalents at end of period                                                    $       66,918           135,205
                                                                                              ==============   ===============

Supplemental disclosure of cash flow information:

     Interest paid                                                                            $            0             1,083
                                                                                              ==============   ===============


       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

1.   Basis of Presentation

     The accompanying consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001. The independent auditors report on the Company's 2001 consolidated financial statements reflects a disclaimer of opinion due to the significant uncertainty regarding the Company's ability to continue as a going concern.

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

     The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern. The Company has been in default under the terms of its bank debt for noncompliance with certain financial ratios. The Company does not have sufficient funds to satisfy the $47.5 million principal which was due on April 30, 2002. Representatives of the Company and the senior lenders have been in discussions regarding the notes. In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, State Capital Insurance Company, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering Northwestern National Casualty Company, the Company's second largest insurance subsidiary, and NN Insurance Company, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended in Alabama, Florida, Illinois, Kansas, Kentucky, Minnesota, Missouri, New Mexico, North Dakota, Ohio, Rhode Island, Utah and Washington and by the U.S. Department of Treasury and the U.S. Department of Labor with respect to federal surety and workers' compensation programs. The licenses in Connecticut and North Carolina have been amended to allow the companies to service existing business only. The Company has also agreed to cease writing new and renewal business in Colorado, Connecticut, Maine, Michigan, North Carolina, Oklahoma, South Carolina, Virginia, and Wisconsin and has been removed from the list of eligible surplus lines insurers in Montana, New Mexico, Texas and Virginia. Except where prohibited by regulation or where withdrawal plans have been filed and are pending, the Company is not renewing any business upon policy term expiration. These matters raise substantial doubt regarding the Company's ability to continue as a going concern.

     Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2.   Extraordinary Item

     In July 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 became effective January 1, 2002 and requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. As of December 31, 2001, the Company had recorded negative goodwill in the amount of $2.3 million. Upon adoption of Statement 142 on January 1, 2002, the remaining balance of negative goodwill was recognized as an extraordinary item.

3.   Earnings Per Share

     The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  2002            2001
                                                                                --------        --------
NUMERATOR:
   Net income (loss) attributable to common stockholders as reported and
     for basic earnings per share                                              $ (2,968)        (14,685)
   Effect of dilutive securities - after tax debt expense applicable
     to convertible subordinated debentures, if appropriate                        --              --
                                                                               --------        --------
   Numerator for diluted earnings (loss) per common share - income available to common stockholders after assumed conversions,
     if appropriate                                                            $ (2,968)        (14,685)
                                                                               ========        ========
DENOMINATOR:
   Denominator for basic earnings (loss) per share - weighted
     average shares outstanding                                                  12,979          13,227
   Effect of dilutive securities:
     Common stock warrants and outstanding stock options
       (based on treasury stock method)                                            --              --
     Convertible subordinated debentures, if appropriate                           --              --
                                                                               --------        --------
   Denominator for diluted earnings per share - adjusted
     weighted average shares and assumed conversions                             12,979          13,227
                                                                               ========        ========
   Basic earnings (loss) per share                                             $  (0.23)          (1.11)
   Diluted earnings (loss) per share                                           $  (0.23)          (1.11)
                                                                               ========        ========

     The convertible subordinated debentures ("Debentures"), which are convertible into approximately 3.7 million shares, were outstanding during the three months ended March 31, 2002 and 2001, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. Common stock warrants attached to the Debentures for approximately 3.8 million shares for 2002 and 5 million shares for 2001 were not included in the earnings per share calculation as they were antidilutive.

     Stock options for 709,668 and 1,150,266 shares for 2002 and 2001, respectively, were not included in earnings per share calculations as they were antidilutive.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                              Three Months Ended
                                                                    March 31,
                                                             -------------------
                                                              2002         2001
                                                             ------       ------
                                                           (dollars in thousands)
Consolidated Results:

Gross premiums written                                     $ 29,925      162,530
Net premiums written                                       $ 23,886      150,346
                                                           ========     ========
Net premiums earned                                        $ 84,366      127,053
Loss and loss adjustment expense incurred                   (79,392)    (114,030)
Underwriting expenses                                       (19,712)     (41,210)
                                                           --------     --------
Underwriting loss                                           (14,738)     (28,187)
Net investment income                                        12,492       16,287
Net realized investment gains                                   552          570
Debt interest and amortization expense                       (2,224)      (2,753)
Other (expenses) income, net                                 (1,240)        (521)
                                                           --------     --------
Loss before taxes                                            (5,158)     (14,604)
Income tax (expense) benefit                                      8           (7)
                                                           --------     --------
Net loss                                                   $ (5,150)     (14,611)
Dividends on mandatorily redeemable preferred stock              77           74
                                                           --------     --------
     Net loss attributable to common stockholders before
       extraordinary gains                                   (5,227)     (14,685)
Extraordinary item - write-off of negative goodwill           2,259         --
                                                           --------     --------
     Net loss attributable to common stockholders          $ (2,968)     (14,685)
                                                           ========     ========
Earnings (loss) per common share:

     Loss before extraordinary items                       $  (0.40)       (1.11)
     Extraordinary item                                        0.17         --
                                                           --------     --------
                                                              (0.23)       (1.11)
                                                           ========     ========
Ratios:
     Loss                                                      94.1%        89.8%
     Expense                                                   23.4%        32.4%
                                                           --------     --------
       Combined                                               117.5%       122.2%
                                                           ========     ========


Period to Period Comparisons

     Gross Premiums Written. Gross premiums written for the three months ended March 31, 2002 and 2001 were $29.9 million and $162.5 million, respectively. The $132.6 million or 81.6% decrease in 2002 compared to 2001 is due primarily to the Company's implementation of its plan to not renew any business upon policy term expiration, except where prohibited by regulation or where withdrawal plans have been filed and are pending.

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

     Net Premiums Written. Net premiums written for the three months ended March 31, 2002 and 2001 were $23.9 million and $150.3 million, respectively. The decrease of $126.4 million or 84.1% in 2002 compared to 2001 is due to the same issues affecting gross premiums written.

     Net Premiums Earned. Net premiums earned for the three months ended March 31, 2002 and 2001 were $84.4 million and $127.1 million, respectively. The decrease of $42.7 million or 33.6% in 2002 compared to 2001 is due to the same reasons affecting net premiums written, but the effect is less due to the earnings pattern of net premiums written. Net premiums written are initially deferred and earned based upon the terms of the underlying policies which causes earning trends to lag behind written premium trends during periods of increasing or decreasing net premiums written.

     Loss and Loss Adjustment Expense Incurred. Loss and loss and adjustment expenses incurred for the three months ended March 31, 2002 and 2001 were $79.4 million and $114.0 million, respectively. The loss and loss adjustment expense ratio for the three months ended March 31, 2002 and 2001 was 94.1% and 89.8%, respectively. The difference in the loss ratio of 4.3 points is primarily due to the higher loss ratio applied to the first quarter 2002 accident year premiums versus the first quarter 2001 accident year premiums.

     Underwriting Expenses. Underwriting expenses for the three months ended March 31, 2002 and 2001 were $19.7 million and $41.2 million, respectively. The underwriting expense ratio for the three months ended March 31, 2002 and 2001 was 23.4% and 32.4%, respectively. The decline in the 2002 underwriting expense ratio, compared to the 2001 expense ratio, of 9 points to 23.4% resulted from the write-off of $49.6 million of deferred acquisition costs that were determined to be unrecoverable at December 31, 2001. Had the deferred acquisition costs been recoverable, they would have been amortized during 2002 which would have increased the underwriting expense ratio during the first quarter of 2002.

     Investment Results. Net investment income for the three months ended March 31, 2002 and 2001 was $12.5 million and $16.3 million, respectively. Net investment income decreased $3.8 million from 2001 primarily due to reductions in the investment portfolios average amortized cost and lower interest rates. Net realized investment gains for the Company were $.6 million and $.6 million for the three months ended March 31, 2002 and 2001, respectively.

     Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months ended March 31, 2002 and 2001 was $2.2 million and $2.8 million, respectively. The reduction in 2002 compared to 2001 reflects the paydowns of the Company's senior bank debt offset by a higher variable interest rate (LIBOR) including the variable performance add-ons.

     Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

     Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense (benefit) for the three months ended March 31, 2002 and 2001 was $(8) thousand and $7 thousand, respectively.

     Extraordinary Item. In July 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 became effective January 1, 2002 and requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of. As of December 31, 2001, the Company had recorded negative goodwill in the amount of $2.3 million. Upon adoption of Statement 142 on January 1, 2002, the remaining balance of negative goodwill was recognized as an extraordinary item.

Liquidity and Capital Resources

     Highlands Group is a holding company, the principal assets of which at March 31, 2002 are all of the capital stock of Highlands Holding Company, Inc. and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations. As described more fully below, due to the Company's current financial condition, Highlands Group is currently investigating the possibility of filing a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Holding Company

     As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes and debt service. Operating expenses and franchise and other taxes imposed on the Company are not material. The Company has outstanding $47.5 million in senior bank debt and $62.85 million principal amount of convertible subordinated debentures. The bank debt, which is collaterized by a first lien on the stock of the Company's principal insurance subsidiaries, matured on April 30, 2002 and has not been paid. The Company and the lender banks executed the Eight Amendment and Waiver to the Credit Agreement dated as of May 1, 2002 which waived certain events of default and extended the maturity of the senior bank debt to June 30, 2002. The convertible subordinated debentures are due December 31, 2005; however, by virtue of the cross default provisions of the debentures, if the senior bank debt becomes due and is not paid, the holders of the debentures have the right to declare the debentures in default and accelerate their maturity.

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

Forward Looking Information

     The statements included in this Form 10-Q for the quarter end March 31, 2002, regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual statement on Form 10-K for the year ended December 31, 2001.

PART II Other Information

ITEM 1. Legal Proceedings

     Halliburton. From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-1990's, over 20,000 third party asbestos claims have been made against Halliburton. Through December 31, 2001, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

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

     On April 24, 2000, Halliburton filed an action in the District Court of Harris County, Texas ("Texas Action") seeking (i) a declaratory judgment that the Company is liable for costs and expenses under the fixed premium policies;
(ii) a declaratory judgment that Halliburton has the right to select the policy under which such coverage is to be paid; and (iii) damages. The Company filed its answer in the Texas Action on July 26, 2000 denying the allegations in Halliburton's complaint. On July 27, 2000, Halliburton filed an amended petition in the Texas Action adding Brown & Root as plaintiff. On November 6, 2000, Halliburton filed a second amended petition in the Texas Action adding Highlands Group as a defendant. Proceedings in the Texas Action have largely been held in abeyance by the parties pending the resolution of the Delaware Action, although there is no assurance that Halliburton will not attempt to activate the Texas Action in the future. Following the decision of the Delaware Supreme Court on March 13, 2002, Halliburton announced that it is "reviewing its options." On March 28, 2002, Halliburton filed a motion for reargument with the Delaware Supreme Court. The Company filed a motion in opposition to reargument on April 11, 2002.

     If the Company is not ultimately successful in the litigation described above, it could have a material adverse impact on the Company. The Company believes, however, that the positions it has taken in the Delaware Action and Texas Action are meritorious, and that, ultimately, the Company will not be responsible for a material amount, if any, of Halliburton's asbestos liability.

     Regulatory Proceedings. In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, State Capital Insurance Company, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering Northwestern National Casualty Company, the Company's second largest insurance subsidiary, and NN Insurance Company, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended, amended to permit servicing of existing business or revoked in numerous states.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              None

          (b) Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HIGHLANDS INSURANCE GROUP, INC.(Registrant)

Date: May 15, 2002           By  /s/ Stephen L. Kibblehouse
                                 ------------------------------
                                 Stephen L. Kibblehouse
                                 Chief Executive Officer(Authorized Signatory)

Date: May 15, 2002           By  /s/ Albert J. Marino
                                 ------------------------------
                                 Albert J. Marino
                                 Chief Financial Officer and Treasurer
                                 (Authorized Signatory)