Form 10-Q
period 2002-06-30
HIGHLANDS INSURANCE GROUP INC
filed 2002-08-14
CIK 1002816

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

                  For the quarterly period ended June 30, 2002

                                       or

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

Yes [X]     No [_]

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at June 30, 2002 was 12,978,533.

================================================================================

                         HIGHLANDS INSURANCE GROUP, INC.

                                TABLE OF CONTENTS

                         PART I - Financial Information

Item                                                                Page

1.   Financial Statements:

     Consolidated Balance Sheets
       June 30, 2002 (Unaudited) and
       December 31, 2001                                              3

     Consolidated Statements of Operations
       (Unaudited) - Three Months and Six
       Months Ended June 30, 2002 and 2001                            5

     Consolidated Statements of Stockholders' Equity
       Six Months Ended June 30, 2002 (Unaudited)
       and Year Ended December 31, 2001                               6

     Consolidated Statements of Comprehensive Income
       (Loss) (Unaudited) - Three Months and Six
       Months Ended June 30, 2002 and 2001                            7

     Consolidated Statements of Cash Flows
       (Unaudited) - Six Months Ended June 30,
       2002 and 2001                                                  8

     Condensed Notes to Unaudited Consolidated
       Financial Statements                                           9

2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 12

3.   Quantitative and Qualitative Disclosures About
       Market Risk                                                   15

                           PART II - Other Information

1.   Legal Proceedings                                               16

4.   Submission of Matters to a Vote of Security Holders             18

6.   Exhibits and Reports on Form 8-K                                18

     Signatures                                                      19

                         HIGHLANDS INSURANCE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                            June 30,           December 31,
                               ASSETS                                        2002                  2001
                               ------                                     -----------          ------------
                                                                          (Unaudited)
Investments:
   Fixed maturity securities - available-for-sale, at fair
     value (amortized cost of $641,754 at 6/30/02 and
     $723,410 at 12/31/01)                                                $  636,700                714,243
   Equity securities, at fair value (cost of $24,049 at 6/30/02
     and $28,940 at 12/31/01)                                                 24,153                 29,665
   Other investments, at cost                                                      2                     54
                                                                          ----------              ---------
         Total investments                                                   660,855                743,962
Cash and cash equivalents                                                    104,564                109,634
Premiums in course of collection, net                                         38,701                 85,838
Premiums due under retrospectively rated policies                             91,773                108,952
Receivable from reinsurers                                                   679,550                691,938
Prepaid reinsurance premiums                                                   3,108                  7,523
Funds on deposit with reinsurers                                              20,035                 20,035
Accrued investment income                                                      8,797                  9,723
Other assets                                                                  36,586                 43,007
                                                                          ----------              ---------
         Total assets                                                     $1,643,969              1,820,612
                                                                          ==========              =========

       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.
                    CONSOLIDATED BALANCE SHEETS, (Continued)
                             (dollars in thousands)



                                                                                      June 30,        December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                              2002              2001
                      ------------------------------------                           -----------      -------------
                                                                                     (Unaudited)
Loss and loss adjustment expense reserves                                            $1,571,691           1,599,127
Unearned premiums                                                                        52,999             168,480
Senior bank debt                                                                         47,504              49,004
Convertible subordinated debentures                                                      62,702              62,297
Accounts payable and accrued liabilities                                                 70,965              99,751
                                                                                     ----------           ---------
              Total liabilities                                                       1,805,861           1,978,659
                                                                                     ----------           ---------
Mandatorily redeemable preferred stock                                                    5,235               5,235
                                                                                     ----------           ---------
Commitments and contingent liabilities

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares authorized;
     12,978,533 issued and outstanding in 2002 and in 2001                                  137                 137
   Additional paid-in capital                                                           228,872             228,872
   Accumulated other comprehensive loss                                                  (3,209)             (8,582)
   Treasury stock, at cost (739,400 shares in 2002 and 2001, including 445,900
     shares held by subsidiaries in 2002 and 2001)                                       (9,459)             (9,459)
   Deferred compensation on restricted stock                                               (313)               (313)
   Retained loss                                                                       (383,155)           (373,937)
                                                                                     ----------           ---------
         Total stockholders' equity (deficit)                                          (167,127)           (163,282)
                                                                                     ----------           ---------
         Total liabilities and stockholders' equity                                  $1,643,969           1,820,612
                                                                                     ==========           =========

       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (dollars in thousands, except per share data)


                                                                   Three Months                            Six Months
                                                                  Ended June 30,                         Ended June 30,
                                                        ------------------------------------    ---------------------------------
                                                            2002                 2001               2002                2001
                                                        ------------        -------------       ------------       -------------
Revenues:
   Net premiums earned                                   $    60,325             144,646             144,691            271,699
   Net investment income                                      11,724              14,318              24,216             30,605
   Net realized investment gains (losses)                     (2,307)                495              (1,754)             1,065
                                                         -----------        ------------        ------------       ------------
     Total revenues                                           69,742             159,459             167,153            303,369
                                                         -----------        ------------        ------------       ------------
Expenses:
   Loss and loss adjustment expense incurred                  61,441             124,025             140,833            238,055
   Underwriting expenses                                      12,083              51,730              31,794             92,940
   Debt interest and amortization expense                      2,944               3,187               5,169              5,940
   Other expenses (income), net                                 (556)                139                 683                660
                                                         -----------        ------------        ------------       ------------
     Total expenses                                           75,912             179,081             178,479            337,595
                                                         -----------        ------------        ------------       ------------
Loss before income tax                                        (6,170)            (19,622)            (11,326)           (34,226)
Income tax expense (benefit)                                       2                 119                  (6)               126
                                                         -----------        ------------        ------------       ------------
     Net loss before extraordinary item                       (6,172)            (19,741)            (11,320)           (34,352)
Extraordinary item - write-off of negative goodwill              --                  --                2,259                --
                                                         -----------        ------------        ------------       -----------
     Net loss                                                 (6,172)            (19,741)             (9,061)           (34,352)
Dividends on mandatorily redeemable preferred                     79                  78                 156                152
                                                         -----------        ------------        ------------       ------------
     Net loss attributable to common stockholders        $    (6,251)            (19,819)             (9,218)           (34,504)
                                                         ===========        ============        ============       ============
Earnings per common share:
    Loss before extraordinary items                      $     (0.48)              (1.50)              (0.88)             (2.61)
    Extraordinary item                                           --                  --                   17                --
                                                         -----------        ------------        ------------       -----------
     Net loss attributable to common stockholders        $     (0.48)              (1.50)              (0.71)             (2.61)
                                                         ===========        ============        ============       ============
Weighted average number of common shares
     outstanding                                              12,979              13,229              12,979             13,228
                                                         ===========        ============        ============       ============

       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                       For the six      For the year
                                                                                       months ended         ended
                                                                                        June 30,        December 31,
                                                                                          2002             2001
                                                                                       ------------     ------------
                                                                                        (Unaudited)
Common stock:
   Balance, beginning of year                                                         $        137              140
     Issuance (cancellation) of common stock, par value                                        --                (3)
                                                                                      ------------     ------------
   Balance, end of period                                                                      137              137
                                                                                      ------------     ------------
Additional paid-in capital:
   Balance, beginning of year                                                              228,872          231,566
     Issuance (cancellation) of common stock, net                                              --            (2,694)
                                                                                      ------------     ------------
   Balance, end of period                                                                  228,872          228,872
                                                                                      ------------     ------------
Accumulated other comprehensive income (loss):
   Balance, beginning of year                                                               (8,582)         (12,572)
     Changes in net unrealized gain (losses), net of tax                                     3,492            7,015
     Change in valuation allowance for deferred taxes on unrealized investment
       gains and losses                                                                      1,866           (2,955)
     Other                                                                                      15              (70)
                                                                                      ------------     ------------
   Balance, end of period                                                                   (3,209)          (8,582)
                                                                                      ------------     ------------
Treasury stock, at cost:
   Balance, beginning of year                                                               (9,459)          (9,459)
     Acquisition of treasury stock                                                             --               --
                                                                                      ------------     -----------
   Balance, end of period                                                                   (9,459)          (9,459)
                                                                                      ------------     ------------
Deferred compensation on restricted stock:
   Balance, beginning of year                                                                 (313)          (3,097)
     Net retirement (issuance) of restricted stock                                             --             2,784
                                                                                      ------------     ------------
   Balance, end of period                                                                     (313)            (313)
                                                                                      ------------     ------------
Retained (loss) earnings:
   Balance, beginning of year                                                             (373,937)         (32,029)
     Net income (loss) attributable to common stockholders                                  (9,218)        (341,908)
                                                                                      ------------     ------------
   Balance, end of period                                                                 (383,155)        (373,937)
                                                                                      ------------     ------------
                  Total stockholders' equity (deficit)                                $   (167,127)        (163,282)
                                                                                      ============     ============

       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (dollars in thousands)

                                                                              Three Months                     Six Months
                                                                              Ended June 30,                  Ended June 30,
                                                                       ---------------------------     ----------------------------
                                                                           2002          2001              2002           2001
                                                                       ------------   ------------     ------------    -------
Net income (loss) attributable to common stockholders                  $   (6,251)       (19,819)          (9,218)        (34,504)
                                                                       ----------     ----------       ----------      ----------
Other comprehensive income (loss), net of taxes:
   Increase (decrease) in unrealized gain or loss on investments, net of taxes of $5,199 and $(1,913) for the three months and
     $1,266 and $3,205 for the six months ended June 30, 2002
     and 2001, respectively                                                 9,655         (3,552)           2,352           5,953
   Reclassification adjustments for realized gains in net income, net of taxes of $808 and $(174) for the three months and
     $614 and $(373) for the six months ended June 30, 2002 and
     2001, respectively                                                     1,499           (321)           1,140            (692)
   Change in valuation allowance for deferred taxes on unrealized
     investment gains and losses                                            5,992            --             1,866             --
   Other                                                                       24             56               15             (61)
                                                                       ----------     ----------       ----------      ----------
       Other comprehensive income (loss), net of taxes                     17,170         (3,817)           5,373           5,200
                                                                       ----------     ----------       ----------      ----------
Comprehensive income (loss)                                            $   10,919        (23,636)          (3,845)        (29,304)
                                                                       ==========     ==========       ==========      ==========





       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                               -------------------------------
                                                                                                   2002              2001
                                                                                               ---------------   -------------
Cash flows used in operating activities:
   Net income (loss)                                                                          $       (9,061)          (34,352)
                                                                                              --------------   ---------------
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                                     3,389             3,079
     Net realized investment gains                                                                     1,754            (1,065)
     Deferred tax expense                                                                                --                --
     Extraordinary item - write-off of negative goodwill                                              (2,259)              --
     Change in:
       Premiums in course of collection                                                               47,137           (26,882)
       Premiums due under retrospectively rated policies                                              17,179              (422)
       Receivables from reinsurers                                                                    12,388           (26,995)
       Prepaid reinsurance premiums                                                                    4,415               610
       Funds on deposit with reinsurers                                                                  --               (570)
       Deferred policy acquisition costs                                                                 --             (2,143)
       Loss and loss adjustment expense reserves                                                     (27,436)           33,359
       Unearned premiums                                                                            (115,481)           19,320
       Other operating assets and liabilities                                                        (26,269)           13,135
                                                                                             ---------------   ---------------
     Total adjustments                                                                               (85,183)           11,426
                                                                                             ---------------   ---------------
         Net cash used in operating activities                                                       (94,244)          (22,926)
                                                                                              --------------    --------------
Cash flows from investing activities:
   Proceeds from sales:
     Fixed maturity securities available-for-sale                                                    135,295             8,350
     Equity securities                                                                                 5,594               --
     Other invested assets                                                                                80             2,018
   Maturities or calls:
     Fixed maturity securities available-for-sale                                                     23,861            85,798
   Investment purchases:
     Fixed maturity securities available-for-sale                                                    (73,869)          (82,435)
     Equity securities                                                                                   --                --
   Net additions to property and equipment                                                              (287)           (1,512)
                                                                                              --------------    --------------
     Net cash provided by investing activities                                                        90,674            12,219
                                                                                              --------------    --------------
Cash flows from financing activities:
     Repayment of senior bank debt                                                                    (1,500)              --
                                                                                              --------------    --------------
     Net cash used in financing activities                                                            (1,500)              --
                                                                                              --------------    -------------
Net (decrease) increase in cash and cash equivalents                                                  (5,070)          (10,707)
Cash and cash equivalents at beginning of period                                                     109,634           109,763
                                                                                              --------------    --------------
Cash and cash equivalents at end of period                                                    $      104,564            99,056
                                                                                              ==============   ===============
Supplemental disclosure of cash flow information:
     Interest paid                                                                            $          --              2,244
                                                                                              ==============   ===============


       See Condensed Notes to Unaudited Consolidated Financial Statements.

                         HIGHLANDS INSURANCE GROUP, INC.

         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

1.   Basis of Presentation

     The accompanying consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited and include the accounts of Highlands Insurance Group, Inc., ("Highlands Group") and its subsidiaries (the "Company"). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been reflected. The results for the period are not necessarily indicative of the results to be expected for the entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2001. The independent auditors report on the Company's 2001 consolidated financial statements reflects a disclaimer of opinion due to the significant uncertainty regarding the Company's ability to continue as a going concern.

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

     The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern. The Company has been in default under the terms of its bank debt for noncompliance with certain financial ratios. The Company does not have sufficient funds to satisfy the $47.5 million principal which was due on April 30, 2002. The Company is currently negotiating a forebearance agreement with its senior debt lenders in anticipation of filing a plan under Chapter 11 of the Bankruptcy Code.

     The California Department of Insurance is conducting an examination of the financial statements of Pacific National Insurance Company and its subsidiary, Pacific Automobile Insurance Company (collectively, "Pacific") as of December 31, 2001. The California Department has received a report from an independent consultant indicating that the loss and expense reserves of those two companies may be materially understated at December 31, 2001. Pacific and its external actuaries have notified the California Department of their disagreement with the conclusions in the report. Discussions between Pacific and the California Department are continuing. On May 16, 2002, the Indiana Insurance Department issued Orders of Supervision covering two of the Company's subsidiaries domiciled in Indiana, Statesman Insurance Company and American Professionals Insurance Company. In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, State Capital Insurance Company, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering Northwestern National Casualty Company, the Company's second largest insurance subsidiary, and NN Insurance Company, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended, amended to permit servicing of existing business, or revoked in numerous states. Except where prohibited by law, the Company is not renewing any business upon policy term expiration. These matters raise substantial doubt regarding the Company's ability to continue as a going concern.

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

3.   Earnings Per Share

     The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                              -------------------------------    -------------------------------

                                                                  2002              2001             2002            2001
                                                              -----------       -----------      -----------       ------
NUMERATOR:
   Net income (loss) attributable to common stockholders
     as reported and for basic earnings per share             $    (6,251)          (19,819)          (9,218)          (34,504)
   Effect of dilutive securities - after tax debt
     expense applicable                                                --                --               --                --
                                                              -----------       -----------      -----------       -----------
   Numerator for diluted earnings (loss) per common
     share - income available to common stockholders
     after assumed conversions, if appropriate                $    (6,251)          (19,819)          (9,218)          (34,504)
                                                              ===========       ===========      ===========       ===========
DENOMINATOR:
   Denominator for basic earnings (loss) per share -
     weighted average shares outstanding                           12,979            13,229           12,979            13,228
   Effect of dilutive securities:
     Common stock warrants and outstanding stock
     options (based on treasury stock method)                         --                --               --                --
     Convertible subordinated debentures, if appropriate              --                --               --                --
                                                              -----------       -----------      -----------       ----------
   Denominator for diluted earnings per share - adjusted
     weighted average shares and assumed conversions               12,979            13,229           12,979            13,228
                                                              ===========       ===========      ===========       ===========
   Basic earnings (loss) per share                            $     (0.48)            (1.50)           (0.71)            (2.61)
   Diluted earnings (loss) per share                          $     (0.48)            (1.50)           (0.71)            (2.61)
                                                              ===========       ===========      ===========       ===========

     The convertible subordinated debentures ("Debentures"), which are convertible into approximately 3.7 million shares, were outstanding during the six months ended June 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because the assumed conversion would be antidilutive. Common
                                       10
stock warrants attached to the Debentures for approximately 3.8 million shares for 2002 and 5 million shares for 2001 were not included in the earnings per share calculation as they were antidilutive.

     Stock options for 654,492 and 1,150,266 shares for 2002 and 2001, respectively, were not included in earnings per share calculations as they were antidilutive.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The results of the Company's consolidated operations for the periods indicated are set forth below:

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                    -----------------------------    -----------------------------
                                                         2002           2001             2002           2001
                                                    ------------   ------------     ------------   ---------
                                                                     (dollars in thousands)
Consolidated Results:
Gross premiums written                              $     15,735        159,775           45,660        322,305
Net premiums written                                $      9,738        141,282           33,624        291,628
                                                    ============   ============     ============   ============
Net premiums earned                                 $     60,325        144,646          144,691        271,699
Loss and loss adjustment expense incurred                (61,441)      (124,025)        (140,833)      (238,055)
Underwriting expenses                                    (12,083)       (51,730)         (31,794)       (92,940)
                                                    ------------   ------------     ------------   ------------
Underwriting loss                                        (13,199)       (31,109)         (27,936)       (59,296)
Net investment income                                     11,724         14,318           24,216         30,605
Net realized investment gains                             (2,307)           495           (1,754)         1,065
Debt interest and amortization expense                    (2,944)        (3,187)          (5,169)        (5,940)
Other (expenses) income, net                                 556           (139)            (660)          (660)
                                                    ------------   ------------     ------------   ------------
Loss before taxes                                         (6,170)       (19,622)         (11,326)       (34,226)
Income tax expense                                             2            119               (6)           126
                                                    ------------   ------------     ------------   ------------
Net loss                                            $     (6,172)       (19,741)         (11,320)       (34,352)
Dividends on mandatorily redeemable preferred stock           79             78              156            152
                                                    ------------   ------------     ------------   ------------
     Net loss attributable to common
       stockholders before extraordinary gains            (6,251)       (19,819)         (11,476)       (34,504)
Extraordinary item - write-off of negative
     goodwill                                                --             --             2,259            --
                                                    ------------   ------------     ------------   ------------
     Net loss attributable to common
       stockholders                                 $     (6,251)       (19,819)          (9,218)       (34,504)
                                                    ============   ============     ============   ============
Earnings (loss) per common share:
     Loss before extraordinary items                $      (0.48)         (1.50)           (0.88)         (2.61)
     Extraordinary item                                     --             --                .17            --
                                                    -----------    -----------      ------------   ------------
                                                           (0.48)         (1.50)           (0.71)         (2.61)
                                                    ============   ============     ============   ============
Ratios:
     Loss                                                 101.8%          85.7%            97.3%          87.6%
     Expense                                               20.0%          35.8%            22.0%          34.2%
                                                    -----------    -----------      -----------    -----------
       Combined                                           121.8%         121.5%           119.3%         121.8%
                                                    ===========    ===========      ===========    ===========


Period to Period Comparisons

     Gross Premiums Written. Gross premiums written for the three months and six months ended June 30, 2002 and 2001 were $15.7 million, $159.8 million, $45.7 million and $322.3 million, respectively. The $144.1 million and $276.6 or 90.2% and 85.8% decrease in 2002 compared to 2001 is due primarily to the Company's implementation of its plan to not renew any business upon policy term expiration, except where prohibited by law.

      The Company estimates ultimate losses for retrospectively rated policies and then adjusts gross premiums written and premiums due from policyholders for changes in estimated ultimate losses and loss adjustment expenses from the date of the prior valuation. These adjustments may cause gross premiums written, net premiums written and net premiums earned to fluctuate significantly from period to period. Gross premiums for these items for the three months and six months ended June 30, 2002 were $22.5 million and $25.5 million, respectively. Due to a policy backlog in 2001, an immaterial amount of such premium was included in the first half of that year. Experience rated contracts, such as retrospectively rated policies, reduce but do not eliminate risk to the insurer.

     Net Premiums Written. Net premiums written for the three months and six months ended June 30, 2002 and 2001 were $9.7 million, $141.3 million, $33.6 million and $291.6 million, respectively. The decrease of $131.6 million and $258 million or 93.1% and 88.5% in 2002 compared to 2001 is due to the same issues affecting gross premiums written. Included in these amounts for the three months and six months ended June 30, 2002 were $22.5 million and $25.5 million of retrospectively rated policies, respectively.

     Net Premiums Earned. Net premiums earned for the three months six months ended June 30, 2002 and 2001 were $60.3 million, $144.6 million, $144.7 million and $271.7 million, respectively. The decrease of $84.3 million and $127 million or 58.3% and 46.7% in 2002 compared to 2001 is due to the same reasons affecting net premiums written, but the effect is less due to the earnings pattern of net premiums written. Net premiums written are initially deferred and earned based upon the terms of the underlying policies which causes earning trends to lag behind written premium trends during periods of increasing or decreasing net premiums written. Included in these amounts for the three months and six months ended June 30, 2002 were $11.6 million and $9.6 million of retrospectively rated policies, respectively.

     Loss and Loss Adjustment Expense Incurred. Loss and loss and adjustment expenses incurred for the three months and six months ended June 30, 2002 and 2001 were $61.4 million, $124.0 million, $140.8 million and $238.1 million, respectively. The loss and loss adjustment expense ratio for the three months and six months ended June 30, 2002 and 2001 was 101.8%, 85.7%, 97.3%, and 87.6%,
respectively. The difference in the loss ratio is due to prior year reserve development of $5.0 million, settlements of disputed items of $6.0 million in the current period and higher loss ratios being applied to 2002 premiums versus same periods in 2001.

     Underwriting Expenses. Underwriting expenses for the three months and six months ended June 30, 2002 and 2001 were $12.1 million, $51.7 million, $31.8 million and $92.9 million, respectively. The underwriting expense ratio for the three months and six months ended June 30, 2002 and 2001 was 20%, 35.8%, 22% and 34.2%, respectively. The decline in the 2002 underwriting expense ratio, compared to the 2001 expense ratio, of 12.2 points is primarily related to the non-recognition in 2002 of deferred acquisition costs of $49.6 million that would have been amortized in 2002 that were written off at December 31, 2001.

     Investment Results. Net investment income for the three months and six months ended June 30, 2002 and 2001 was $11.7 million, $14.3 million, $24.2 million and $30.6 million, respectively. Net investment income decreased $2.6 million and $6.4 from 2001 primarily due to reductions in the investment portfolio's average amortized cost and lower interest rates. Net realized investment gains (losses) for the Company were $(2.3) million, $.5 million, $(1.7) million and $1.1 million for the three months and six months ended June 30, 2002 and 2001, respectively. Included in both the three month and six month realized loss in 2002 are losses relating to $3.0 million of bonds with other than temporary impairment.

     Debt Interest and Amortization Expense. Debt interest and amortization expense for the three months and six months ended June 30, 2002 and 2001 was $2.9 million, $3.2 million, $5.2 million and $5.9 million, respectively. The reduction in 2002 compared to 2001 reflects the paydowns of the Company's senior bank debt as well as lower interest rates in 2002.

     Other Expenses. Other expenses consist of parent company expenses and miscellaneous expenses from the insurance subsidiaries offset by miscellaneous income.

     Income Taxes. The Company provides for income taxes on its statements of operations pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The total tax expense for the three months and six months ended June 30, 2002 and 2001 was $2 thousand, $119 thousand, $(6) thousand and $126 thousand, respectively.

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

Liquidity and Capital Resources

     Highlands Group is a holding company, the principal assets of which at June 30, 2002 are all of the capital stock of Highlands Holding Company, Inc. and American Reliance, Inc. The Company's property and casualty insurance business is conducted by its wholly-owned insurance subsidiaries. The liquidity and capital resource considerations for the Highlands Group are different than those of the Company's insurance operations. As described more fully below, due to the Company's current financial condition, the Highlands Group is currently negotiating a forebearance agreement with its senior debt lenders in anticipation of filing a plan under Chapter 11 of the Bankruptcy Code.

Holding Company

     As a holding company, Highlands Group's principal requirements for funds are to pay operating expenses, franchise and other taxes and debt service. Operating expenses and franchise and other taxes imposed on the Company are not material. The Company has outstanding $47.5 million in outstanding senior bank debt and $62.7 million principal amount of convertible subordinated debentures. The bank debt, which is collaterized by a first lien on the stock of the Company's principal insurance subsidiaries, matured on April 30, 2002 and has not been paid. The Company and the lender banks executed the Eighth Amendment and Waiver to the Credit Agreement dated as of May 1, 2002 which waived certain events of default and extended the maturity of the senior bank debt to June 30, 2002. The convertible subordinated debentures are due December 31, 2005; however, by virtue of the cross default provisions of the debentures, if the senior bank debt becomes due and is not paid, the holders of the debentures have the right to declare the debentures in default and accelerate their maturity.

     Highlands Group's only significant sources of funds are dividends and tax sharing payments from its subsidiaries. As a result of orders issued by state insurance regulators and losses incurred by the Company's insurance subsidiaries, no further payments from the insurance subsidiaries are likely to be made. As a result, the Highlands Group is currently negotiating a forebearance agreement with its senior debt lenders in anticipation of filing a plan under Chapter 11 of the Bankruptcy Code.

     As a result of the losses incurred by the Company's insurance subsidiaries, one or more state insurance commissioners could seek to place the Company's insurance subsidiaries that are under their jurisdiction in rehabilitation or liquidation. If an insurance subsidiary were placed in rehabilitation or liquidation, the Company would lose control of that insurance subsidiary. See
Part II, Item 1 - Legal Proceedings for a discussion of Regulatory Proceedings.

Insurance Subsidiaries

     Insurance Operations. The principal sources of funds for the insurance subsidiaries are premiums and amounts earned from the investment of such premiums. The principal uses of funds by these subsidiaries are loss payments and related expenses, underwriting expenses, other operating expenses and dividends and tax sharing payments to Highlands Group. As a result of the insurance subsidiaries ceasing to write any new business and not renewing existing business, premium income to the Company has been materially reduced.

     In the insurance industry, liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its operations, including its investment portfolio, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written. Liquidity requirements of insurance companies are influenced significantly by product mix and the profitability of the products. Continuing operating losses, including those from future catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements for the insurance subsidiaries. The Company's insurance subsidiaries have not purchased any catastrophe reinsurance for the current period due to the decreasing exposures of the companies and the prohibitive cost of such reinsurance. The liquidity requirements of the insurance subsidiaries are met by that portion of the investment portfolio that is held in cash and highly liquid securities.

Forward Looking Information

     The statements included in this Form 10-Q for the quarter ended June 30, 2002, regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual statement on Form 10-K for the year ended December 31, 2001.

                           PART II Other Information

ITEM 1.    Legal Proceedings

     Halliburton. From 1958 to 1986, the Company issued fixed premium, guaranteed cost (not retrospectively rated) insurance policies to Brown & Root Company ("Brown & Root"), a subsidiary of Halliburton Company. Beginning in 1987, the Company's insurance policies with Halliburton (including Brown & Root) were written on a retrospectively rated or high-deductible basis. Since the mid-1990's, a large number of third party asbestos claims have been made against Halliburton. Through December 31, 2001, the Company paid $1.2 million on behalf of Halliburton under the fixed premium policies on asbestos claims, and billed Halliburton $8.5 million under the retrospectively rated and high-deductible policies on asbestos claims. Halliburton has not paid this billed amount and has questioned the proper allocation of the asbestos claims between the fixed premium and the retrospectively rated and high-deductible policies.

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

     On July 13, 2000, the Company amended its complaint in the Delaware Action, adding a count seeking a declaratory judgment that the Company is not liable under the fixed premium policies because those policies were terminated pursuant to the Investment Agreement dated October 10, 1995 among the Company, Halliburton, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda) L.P. The Company also filed a motion for a preliminary injunction enjoining Halliburton from instituting, continuing or prosecuting any action in any other jurisdiction arising out of or related to the subject matter of the Delaware Action. On July 26, 2000, Halliburton filed motions to dismiss the Delaware Action on the grounds of forum non conveniens and failure to state a claim upon which relief can be granted. On September 8, 2000, the Company filed a motion for judgment on the pleadings in the Delaware Action. On March 21, 2001, the Chancery Court in the Delaware Action issued its decision in favor of the Company, finding that the fixed premium policies had been terminated pursuant to the Investment Agreement. An order was issued to that effect on April 3, 2001. Halliburton filed an appeal of the order to the Delaware Supreme Court on April 18, 2001 and on March 13, 2002, the Delaware Supreme Court issued an order affirming the decision of the Chancery Court. On March 28, 2002, Halliburton filed a motion with the Delaware Supreme Court requesting reargument. On July 11, 2002, the Delaware Supreme Court denied Halliburton's motion. On July 19, 2002, the Company filed a motion for summary judgment with Delaware Chancery Court requesting reimbursement of approximately $10 million paid by the Company on behalf of Halliburton, principally for asbestos claims, and litigation expenses.

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

     Liquidator of LMI Insurance Company. On February 26, 2002, the Liquidator of LMI Insurance Company ("LMI"), a former subsidiary of the Company now in liquidation, filed an action against Pacific National Insurance Company, a subsidiary of the Company, in the Court of Common Pleas, Franklin County, Ohio. The complaint alleges that a voidable transfer or fraudulent payment in the amount of $7 million was made by LMI to Pacific National. On March 29, 2002, the Liquidator of LMI filed an action in the Court of Common Pleas, Franklin County, Ohio against the Registrant and its present and former officers and directors, certain of the Registrant's subsidiaries, and current and former officers and directors of the named subsidiaries. The complaint alleges the following: (i) breach of representations and warranties contained in the Form A filed in 1996 and the amended and restated Form A filed in 1997 with the Ohio Department of Insurance when the Registrant acquired control of LMI; (ii) waste of the assets of LMI by failing to maintain adequate records of LMI; (iii) breach of a group services agreement among LMI and other subsidiaries of the Registrant; (iv) failure of the officers and directors of the Registrant and the named subsidiaries to implement controls to ensure performance of the subsidiaries under the group services agreement; and (v) breach of fiduciary duty by the officers and directors of the Registrant by failing to maintain and preserve the assets of LMI and negligently permitting the Registrant's subsidiaries to waste LMI's assets. The Liquidator is seeking damages in excess of $25,000 to be determined at trial on each of claims in the complaint plus interest, costs and attorney's fees. The Registrant and the other defendants filed answers to both complaints on June 2, 2002. The Company believes that these complaints are completely without merit and the defendants are vigorously defending them.

     Regulatory Proceedings. The California Department of Insurance is conducting an examination of the financial statements of Pacific National Insurance Company and its subsidiary, Pacific Automobile Insurance Company (collectively, "Pacific") as of December 31, 2001. The California Department has received a report from an independent consultant indicating that the loss and expense reserves of those two companies may be materially understated at December 31, 2001. Pacific and its external actuaries have notified the California Department of their disagreement with the conclusions in the report. Discussions between Pacific and the California Department are continuing. On May 16, 2002, the Indiana Insurance Department issued Orders of Supervision covering two of the Company's subsidiaries domiciled in Indiana, Statesman Insurance Company and American Professionals Insurance Company. In February 2002, the Texas Department of Insurance issued Supervisory Orders to the Company's Texas insurance subsidiaries, including Highlands Insurance Company, the Company's principal insurance subsidiary. By their terms, the orders are also binding on all the companies' affiliates. A Supervisory Order for another of the insurance subsidiaries, State Capital Insurance Company, was issued by the North Carolina Department of Insurance in December 2001, and in October 2001, the Wisconsin Commissioner of Insurance issued a Stipulation and Order covering Northwestern National Casualty Company, the Company's second largest insurance subsidiary, and NN Insurance Company, another of the Company's insurance subsidiaries. In addition to these orders, the Company's insurance subsidiaries have had their licenses to transact business suspended, amended to permit servicing of existing business or revoked in numerous states.

ITEM 4.  Submission of Matters to a Vote of Security Holders


     None.

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.22 - Eighth Amendment and waiver to Credit Agreement dated as of May 1, 2002 among Registrant, Various Lending Institutions and the JP Morgan Chase Bank, as Administrative Agent.

               10.23 - Employment Agreement between Company and Stephen L.
                       Kibblehouse pursuant to Section 1350 of Title 18 of the United States Code

               99.1 - Statement of Chief Executive Officer pursuant to Section 1350 of Title 18 of the United States Code

               99.2 -  Statement of Chief Financial Officer pursuant to
                       Section 1350 of Title 18 of the United States Code

(b)      Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS INSURANCE GROUP, INC.
(Registrant)


  Date: August 14, 2002            By /s/ Stephen L. Kibblehouse
                                      ------------------------------------------
                                      Stephen L. Kibblehouse
                                      Chief Executive Officer
                                      (Authorized Signatory)

  Date:  August 14, 2002           By /s/ Albert J. Marino
                                      ------------------------------------------
                                      Albert J. Marino
                                      Chief Financial Officer and Treasurer
                                      (Authorized Signatory)